Form 10-Q
period 1996-03-31
OASIS RESIDENTIAL INC
filed 1996-05-14
CIK 910846

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                         Commission file number 1-12428


                            OASIS RESIDENTIAL, INC.
             (Exact name of Registrant as specified in its Charter)


NEVADA                                                            88-0297457
(State or other jurisdiction                                   (I.R.S. Employer
identification of Incorporation or organization)                    Number)


                 4041 East Sunset Road, Henderson, Nevada 89014
                    (Address of Principal Executive Offices)

                                 (702) 435-9800
              (Registrant's Telephone Number, Including Area Code)


Indicate by a check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X  NO
                                     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                              Shares Outstanding       Date
- - ---------------------------------------------------     ------------------    ------------
Common, $0. 01 par value                                    16,237,646        May 10, 1996
$2.25 Series A Cumulative Preferred, $.01 par value          4,165,000        May 10, 1996

                            OASIS RESIDENTIAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                                    CONTENTS


                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION:

   Item 1. Consolidated Financial Statements:

           Consolidated Balance Sheets as of March 31, 1996
             and December 31, 1995                                         2

           Consolidated Statements of Operations for the Three
             Months Ended March 31, 1996 and 1995                          3

           Consolidated Statements of Cash Flows for the Three
             Months Ended March 31, 1996 and 1995                          4

           Notes to Consolidated Financial Statements                    5-6

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        7-13

   PART II - OTHER INFORMATION                                            14

Signatures                                                                15

PART 1. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
- - -------------------------------------------


                            OASIS RESIDENTIAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                    ASSETS

                                                March 31,   December 31,
                                                  1996         1995
                                               -----------  ------------
                                               (Unaudited)
Real estate assets:
Land                                             $ 81,893     $ 79,860
Buildings and improvements                        450,573      434,341
Furniture and fixtures                             31,361       28,132
                                                 --------     --------
                                                  563,827      542,333
Less accumulated depreciation                      42,260       38,743
                                                 --------     --------
                                                  521,567      503,590
Land held for development                           6,064        6,064
Construction in progress                          132,202      113,525
                                                 --------     --------
Net real estate assets                            659,833      623,179
Cash and cash equivalents                              83        5,970
Restricted cash                                     2,852        2,495
Deferred costs and other assets, net                9,608       10,292
                                                 --------     --------
Total assets                                     $672,376     $641,936
                                                 ========     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Notes payable                                    $288,379     $250,825
Resident deposits and prepaid rent                  1,798        1,688
Accounts payable and accrued expenses               4,195        8,969
                                                 --------     --------
Total liabilities                                 294,372      261,482
                                                 --------     --------
Commitments

Stockholders' equity:
Preferred stock                                        42           42
Common stock                                          162          162
Paid-in capital                                   386,910      386,910
Distributions in excess of net income              (9,110)      (6,660)
                                                 --------     --------
Total stockholders' equity                        378,004      380,454
                                                 --------     --------
Total liabilities and stockholders' equity       $672,376     $641,936
                                                 ========     ========

                See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                 Three months ended
                                                     March 31,
                                            -----------------------------
                                               1996              1995
                                            -----------       -----------
Revenue:
Rental income                               $    21,059       $    16,963
Other income                                        693               796
                                            -----------       -----------
Total revenue                                    21,752            17,759
                                            -----------       -----------
Expenses:
Property operating and maintenance                6,129             4,848
General and administrative                          832               698
Real estate taxes                                 1,150               934
Interest                                          2,872             2,575
Interest, non-cash (loan fees and costs)            294               330
Depreciation and amortization                     3,520             2,769
                                            -----------       -----------
Total expenses                                   14,797            12,154
                                            -----------       -----------
Net income                                        6,955             5,605
Preferred dividend requirement                    2,343                 -
                                            -----------       -----------
Earnings available for common stock         $     4,612       $     5,605
                                            ===========       ===========

Earnings per common share:
 Earnings available for common stock        $      0.28       $      0.35
                                            ===========       ===========
Dividends declared per common share         $     0.435       $      0.41
                                            ===========       ===========
Weighted average shares outstanding          16,237,646        16,218,134
                                            ===========       ===========



                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
Cash flows from operating activities:
Net income                                                $  6,955     $  5,605
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                               3,520        2,769
 Interest, non-cash (loan fees and costs)                      294          330
Changes in assets and liabilities:
 Restricted cash                                              (357)        (153)
 Deferred costs and other assets                               387       (1,708)
 Resident deposits and prepaid rent                            110            4
 Accounts payable and accrued expenses                      (4,774)       3,014
                                                          --------     --------
Net cash provided by operating activities                    6,135        9,861
                                                          --------     --------
Cash flows from investing activities:
 Purchase of real estate assets                             (4,734)      (3,082)
 Construction of real estate assets                        (35,436)     (28,792)
                                                          --------     --------
Net cash used in investing activities                      (40,170)     (31,874)
                                                          --------     --------

Cash flows from financing activities:
 Proceeds from mortgage notes payable                       38,000       45,272
 Principal payments on mortgage notes payable                 (447)     (22,516)
 Dividends paid                                             (9,405)      (6,649)
                                                          --------     --------
Net cash provided by financing activities                   28,148       16,107
                                                          --------     --------
Net decrease in cash and cash equivalents                   (5,887)      (5,906)
Cash and cash equivalents, beginning                         5,970        7,057
                                                          --------     --------
Cash and cash equivalents, ending                         $     83     $  1,151
                                                          ========     ========
Supplemental information:
 Cash paid for interest                                   $  4,722     $  3,947
                                                          ========     ========

                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


1.   Basis of presentation:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's 1995 annual report to stockholders has been omitted.

     The Company capitalizes all direct costs of developing its properties. Interest is capitalized during development and construction until a property is completed and ready for occupancy. In computing the amount of interest to be capitalized for each period, the Company computes the average amount of development and construction costs incurred on each project and then, allocates interest costs associated with loans incurred for the purpose of furthering the Company's development and construction activities. To the extent that the total development and construction costs exceed the amount of the construction related loans, the Company applies its average borrowing rate on other than construction-related loans to such excess construction costs to derive the amount of additional capitalized interest. General and administrative costs are expensed, except for the costs incurred in support of the Company's construction-focused executives. The Company incurred total general and administrative expenses during the three months ended March 31, 1996 of $1,012. Of such amounts, the Company capitalized $180, or 18%.

2.   Mortgage notes payable

     On March 15, 1996 the Company refinanced a $16,000 mortgage loan with Allstate Insurance collateralized by the 368 unit Oasis Paradise I apartment community. The new interest rate is 7.1%, a reduction from the previous rate of 9.03%. The new loan amortizes over a 25 year schedule and matures in 12 years.

3.   Dividends paid:

     On January 29, 1996, the Company declared a quarterly dividend of $0.435 per common share to shareholders of record on February 9, 1996, payable on February 20, 1996. The Company also declared a quarterly dividend for its Series A Cumulative Convertible Preferred Stock of $0.5625 per share payable on February 15, 1996 to shareholders of record on February 1, 1996.

4.   Commitments:

     As of March 31, 1996, the Company had eleven multifamily apartment communities totaling 3,506 units in various stages of development. The total aggregate cost of these developments is estimated to be $237,700 including land acquisition costs of approximately $23,224. As of March 31, 1996, the Company had expended approximately $135,000 in land acquisition and development costs on these projects.

                            OASIS RESIDENTIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)




5.   Subsequent Events

     On April 30, 1996 the Company declared a quarterly dividend for its common stock of $.435 per share. The dividend is to be paid on May 21, 1996 to stockholders of record on May 10, 1996. The Company also announced on April 19, 1996, the declaration of its quarterly dividend on its Series A Cumulative Convertible Preferred Stock of $0.5625 per share. This preferred dividend is to be paid on May 15, 1996 to stockholders of record on May 1, 1996.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

        Increases in the operating results for the periods discussed below are primarily the result of increases from period to period in the number of properties owned and operated. Where applicable, comparisons have been made on a per weighted average unit basis in order to adjust for such changes in the number of units owned. In computing the per weighted average unit amounts, income and expenses of the commercial properties have been eliminated.

Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995.

        The weighted average number of apartment units increased by 1,888 units for the three months ended March 31, 1996, as compared to the same periods in 1995. This increase was the result of acquiring 276 units in September 1995 and the development of 1,819 units since the end of March 1995. The total number of units operated as of March 31, 1996 and 1995 was 12,298 and 10,203, respectively. The weighted average number of apartment units for each of the periods was as follows:

                Three months ended March 31, 1996                  11,883
                Three months ended March 31, 1995                   9,995

        For the three months ended March 31, 1996, net income increased by $1,350,000 over the three months ended March 31, 1995. This increase was primarily due to increased revenues of $3,993,000, and offset by increases in expenses of $2,643,000. The net increase is primarily the result of operating additional units during the three months ended March 31, 1996.

        Property operations: The following table presents the Company's results of operations for its multifamily apartment communities (excluding commercial property and corporate general and administrative expenses) for the three months ended March 31, 1996 and 1995:

                                                THREE MONTHS ENDED
                                                      MARCH 31,
                                                -------------------
                                                 1996        1995     % CHANGE
                                                -------     -------   --------
                                                   (In thousands)
Rental income                                   $20,902     $16,796     24.4%
Other income                                        622         617      0.8%
                                                -------     -------     ----
Total income                                     21,524      17,413     23.6%
                                                -------     -------     ----
Property operating and maintenance                6,093       4,820     26.4%
Real estate taxes                                 1,137         924     23.2%
Depreciation and amortization                     3,451       2,713     27.2%
                                                -------     -------     ----
Total expenses, excluding interest expense       10,681       8,457     26.3%
                                                -------     -------     ----
Property net income, before interest expense    $10,843     $ 8,956     21.1%
                                                =======     =======     ====

        Rental income for the three months ended March 31, 1996 increased over the same period of 1995 by approximately $4,106,000 primarily due to the acquisition and development of additional apartment communities. The weighted average monthly rental income per apartment unit was approximately $586 and $560 for the three months ended March 31, 1996 and 1995, respectively.

        Other income increased slightly in 1996 over the same period in 1995 primarily due to the operation of additional properties in 1996.

        Increases in property operating and maintenance expenses were primarily the result of operating additional units in 1996 as compared to 1995. On a weighted average per unit, per month basis, these expenses increased by $10 as compared to the same period in 1995. This increase is primarily attributable to additional costs associated with the Company's marketing strategy for its "brand name" identity and increased replacement of carpet and appliances at certain communities.

        Real estate taxes increased in 1996, primarily due to the acquisition and development of additional properties. On a weighted average per unit basis, real estate taxes increased by $4 for the three months ended March 31, 1996 as compared to the same period in 1995. This increase is due to increases in property taxes at certain properties for the tax year commencing July 1, 1995. In Nevada, properties are assessed at their value as of July 1 of each year and, therefore, properties that are under development as of that date are not assessed on their full value until July 1 of the following year.

        Depreciation and amortization increased in 1996 over the same period in 1995, due to additional properties acquired and developed subsequent to March 31, 1995.

        "Same store" portfolio. The following table presents a comparison of the operating results for the first quarter of 1996 as compared to the first quarter of 1995 for the communities that the Company owned as of December 31, 1994, consisting of 38 apartment communities, containing 9,819 apartment units:


                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                                ------------------
                                                  1996      1995    % CHANGE
                                                --------   -------  --------
                                                   (In thousands)
Total income                                     $17,291   $17,147     0.8%
                                                 -------   -------   -----
Real estate taxes                                    972       922     5.4%
Marketing                                            187       232   (19.4%)
Salaries and related costs                         1,903     1,687    12.8%
Utilities                                          1,056     1,023     3.2%
Repairs and maintenance                            1,154     1,119     3.1%
Other operating expenses                             661       617     7.1%
                                                 -------   -------   -----
Total operating and maintenance expenses           5,933     5,600     5.9%
                                                 -------   -------   -----
Property operating income                        $11,358   $11,547    (1.6%)
                                                 =======   =======   =====

        Development communities: The following table presents the operating results of the communities that have been developed by the Company since December 31, 1994.

                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                               ----------------------
                                                  1996        1995
                                               ----------   ---------
                                               (Dollars in thousands)
Total income                                     $3,753       $266
                                                 ------       ----
Real estate taxes                                   129          2
Marketing                                           116         23
Salaries and related costs                          408         57
Utilities                                           175         37
Repairs and maintenance                             151         15
Other operating expenses                            145         10
                                                 ------       ----
Total operating and maintenance expenses          1,124        144
                                                 ------       ----
Property operating income                        $2,629       $122
                                                 ======       ====
Number of apartment units                         2,203        384
                                                 ======       ====




        Acquisition communities: The following table presents the operating results of the one community that was acquired by the Company in September 1995, Oasis Centennial, containing 276 apartment units.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                   ----------------------
                                                     1996         1995
                                                   --------     ---------
                                                   (Dollars in thousands)
Total income                                         $480         $  -
                                                     ----         ----
Real estate taxes                                      36            -
Marketing                                              10            -
Salaries and related costs                             56            -
Utilities                                              32            -
Repairs and maintenance                                12            -
Other operating expenses                               27            -
                                                     ----         ----
Total operating and maintenance expenses              173            -
                                                     ----         ----
Property operating income                            $307         $  -
                                                     ====         ====
Number of apartment units                             276            -
                                                     ====         ====

        "Same store" portfolio. The following table presents a comparison of the operating results of the communities that the Company owned as of December 31, 1993, consisting of 24 apartment communities, containing 5,317 apartment units:


                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                               ------------------
                                                1996        1995     % CHANGE
                                               ------      ------    --------
                                                 (In thousands)
Total income                                   $9,495      $9,354      1.5%
                                               ------      ------     ----
Real estate taxes                                 529         519      1.9%
Marketing                                          95          97     (2.1%)
Salaries and related costs                      1,029         911     13.0%
Utilities                                         541         514      5.3%
Repairs and maintenance                           670         650      3.1%
Other operating expenses                          400         362     10.5%
                                               ------      ------     ----
Total operating and maintenance expenses        3,264       3,053      6.9%
                                               ------      ------     ----
Property operating income                      $6,231      $6,301     (1.1%)
                                               ======      ======     ====



        Total income increased by $141,000, or 1.5%, for the three months ended March 31, 1996 over the same period in 1995, primarily due to increases in rental rates.

        Total operating and maintenance expenses increased by $211,000, or 6.9%, for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995, primarily due to increased salaries and related costs of $118,000, increased utilities of $27,000, increased repairs and maintenance of $20,000 and other operating expenses of $38,000. Salaries to "on-site" personnel were increased in order to retain and attract key employees to effectively execute its "brand name" strategy to attract and retain tenants.


LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities decreased by $3,726,000 from $9,861,000 in 1995 to $6,135,000 in 1996, primarily due to a reduction in accounts payable and accrued expenses as of March 31, 1996 as compared to March 31, 1995 and partially offset by increased depreciation and amortization and a reduction in deferred costs and other assets.

        Net cash used in investing activities increased by $8,297,000 from $31,874,000 in 1995 to $40,171,000 in 1996. During the three months ended March 31, 1996, the Company had 13 properties under construction, containing 3,778 apartment units, of which, two properties, Oasis Pointe with 252 units and Oasis Cove II with 20 units, were completed. The total investment to complete the 11 properties is anticipated to be $237,690,000 of which the Company had expended approximately $129,000,000 as of March 31, 1996.

        The Company funds its development activities through a combination of working capital, construction loans and Credit Facility debt. At March 31, 1996, the Company had $31,321,000 available in construction loans and had available borrowing under the credit facility debt available of $74,914,000.

        Net cash provided by financing activities increased by $12,042,000, primarily as a result of lower debt retirement in 1996 as compared to 1995 and partially offset by decreased borrowing in 1996 and the increase in dividends paid as a result of issuance of convertible preferred stock in April 1995.

        The Company anticipates meeting its short term liquidity requirements through a combination of cash flow from operations retained for investment purposes, cash available from its credit facility and construction loans plus additional long-term borrowings. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to pay dividends in accordance with Real Estate Investment Trust ("REIT") requirements.

        The Company expects to meet its long-term liquidity requirements, such as property acquisitions and development and mortgage debt maturities, through new long-term borrowings, the issuance of debt securities or additional equity securities of the Company.

INFLATION

        The Company leases apartments to its residents under lease terms generally ranging from six to twelve months. Management believes that the short-term lease contracts lessen the impact of inflation by giving the Company the ability to adjust rental rates to market levels as leases expire. The impact of recent low rates of inflation has not been significant to the Company's operations, except for the positive effect that low inflation has had on reducing the Company's interest cost. Inflation, inflationary expectations and their effects on interest rates may affect the Company in the future by changing the underlying value of the Company's real estate or by affecting the Company's costs of financing its operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

        In 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 "Accounting for Long Lived Assets" and No. 123 "Accounting for Stock-Based Compensation." These statements are effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that adoption of Standard No. 121 will not have a material effect on its financial position or results of operations. Management intends to adopt the disclosure method of Standard No. 123 and, accordingly, there will be no impact on the Company's financial position or results of operations.

        The following table sets forth certain information with respect to notes payable at March 31, 1996. As of March 31, 1996, the Company's 5,453 apartment units and its headquarters commercial center were unencumbered:

                                                                                                    BALANCE
                                                        NUMBER                      INTEREST        3/31/96
LENDER                         PROPERTIES              OF UNITS    MATURITY           RATE       (IN THOUSANDS)
- - ------                      -----------------          --------    --------       -------------  --------------
CREDIT FACILITY DEBT
- - --------------------
   Wells Fargo Bank         Unsecured                       -        09/98(1)     LIBOR + 1.75%      $ 75,086
                                                                                                     --------
                               ENCUMBERED
FIXED RATE MORTGAGES           PROPERTIES
- - --------------------           ----------
   Lutheran Brotherhood     Oasis Club                    320        10/98             6.90%         $  9,144
   FNMA-MBS                 Oasis Greens                  432        08/01             8.63%           12,000
   FNMA                     Oasis Hills                   184        10/03             7.50%            2,652
   FNMA                     Oasis Landing                 144        10/03             7.50%            4,000
   Allstate                 Oasis Paradise I              368        04/08             7.10%           16,000
   Allstate                 Oasis Paradise II             256        07/97             7.55%            9,266
   Bankers Trust            Oasis Pearl III                16        04/98             9.75%              593
   FNMA-MBS                 Oasis Plaza                   300        08/01             8.63%            6,000
   FNMA                     Oasis Rainbow                 232        10/03             7.50%            6,437
   Bankers Trust            Oasis Reef                     60        04/98             9.75%            2,686
   FNMA                     Oasis Springs                 304        04/99             9.00%            8,674
   Bankers Trust            Oasis Star I                   44        04/98             9.75%            2,007
   FNMA                     Oasis Topaz                   270        12/01             9.50%            6,605
   FNMA                     Oasis Vintage I               336        10/03             7.50%           11,038
   Teachers Insurance       Oasis Del Mar                 560        12/02             8.46%           21,933
   Teachers Insurance       Various(3)                  1,068         1/06             8.13%           40,370
                                                        -----                                        --------
                                                        4,894                                        $159,405
                                                        -----                                        --------
MORTGAGES WITH FIXED RATE CEILING
- - ---------------------------------
   Bank of Montreal         Oasis Place                   240        07/99         LIBOR + 1%(2)     $  5,000
   Bank of Montreal         Oasis Heritage              1,129        07/99         LIBOR + 1%(2)       25,000
                                                        -----                                        --------
                                                        1,369                                        $ 30,000
                                                        -----                                        --------
FIXED RATE TAX EXEMPT
- - ---------------------
   Bonds                    Oasis Park                    224         1/26             7.29%         $  7,726(4)
   Bonds                    Oasis Wexford                 358        11/25             6.45%           16,160
                                                        -----                                        --------
                                                          582                                        $ 23,886
                                                        -----                                        --------
CONSTRUCTION LOANS
- - ------------------
   Bank One                 Oasis Deerwood                342        06/00       LIBOR + 1.90%       $      2
                                                        -----                                        --------
                                Totals                  7,187                                        $288,379
                                                        =====                                        ========

(1) The Company has the option to extend the maturity of the facility for one additional year.

(2)   The maximum interest rate on these mortgages is 7.75%.

(3) Communities collateralized are Oasis Bel Air, Oasis Canyon, Oasis Rose, and Oasis Trails.

(4)   $1,090 of the outstanding balance is taxable.

Calculation of Funds from Operations and Funds Available for Distribution:

        Funds from operations ("FFO") represents the revised definition of funds from operations as adopted National Association of Real Estate Investment Trusts ("NAREIT") and recommended to be effective on January 1, 1996. FFO is defined as income before gains and losses on investments and items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and after adjustments for significant non-recurring items, if any.

                                                  THREE MONTHS
                                                      ENDED
                                                  MARCH 31, 1996
                                                 ----------------
Net income                                                $ 6,955

Depreciation:
Real estate assets                                          3,476
                                                          -------
    FUNDS FROM OPERATIONS                                 $10,431

Add:
Amortization of deferred financing costs                      294
Depreciation of non-real estate assets                         41
Other amortization                                              3
                                                          -------
                                                           10,769
Non-revenue producing capital expenditures:
Property expenditures (4)                        $ (98)
Corporate expenditures (5)                        (132)   $  (230)
                                                 -----
Mortgage principal amortization                              (447)
                                                          -------
    FUNDS AVAILABLE FOR DISTRIBUTION                      $10,092
                                                          =======

NOTES TO CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR
DISTRIBUTION

1. The Company expenses all recurring non-revenue generating property expenditures, including carpet and appliance replacements, except for certain expenditures on acquisition properties where major improvements are required to bring the property up to the operating standards of the Oasis portfolio.

2. Deferred financing costs consists primarily of fees and costs incurred in connection with the Company's indebtedness.

3. Other amortization consists of amortization of corporate organization expenses.

4. Non-revenue producing expenditures at the properties consist of improvements and equipment additions that do not enhance the revenue producing capabilities of the property.

5. Non-revenue producing expenditures at the corporate office consist primarily of computer and office equipment acquisitions.

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings

                 None

  Item 2. Changes in Securities

                 None

  Item 3. Defaults upon Senior Securities

                 None

  Item 4. Submission of Matters to a Vote of Security Holders

                 None

  Item 5. Other Information

                 None

  Item 6. Exhibits and Reports on Form 8-K

                 None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OASIS RESIDENTIAL, INC.



SCOTT S. INGRAHAM                                                  5-14-96
- - ---------------------------------------                      ------------------
Scott S. Ingraham
President and Chief Operating Officer





ALVIN R. GARRAWAY                                                  5-14-96
- - ---------------------------------------                      ------------------
Alvin R. Garraway
Vice President and Controller