Form 10-Q
period 1996-06-30
OASIS RESIDENTIAL INC
filed 1996-08-13
CIK 910846

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                         Commission file number 1-12428

                            OASIS RESIDENTIAL, INC.
             (Exact name of Registrant as specified in its Charter)


NEVADA                                                   88-0297457
(State or other jurisdiction                             (I.R.S. Employer
of Incorporation or organization)                        identification Number)


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

                                YES  X    NO
                                    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                      Shares Outstanding          Date
- -----------------------------------      ------------------     --------------
Common, $0.01 par value                      16,237,646         August 9, 1996
$2.25 Series A Cumulative Convertible
Preferred, $.01 par value                     4,165,000         August 9, 1996

                            OASIS RESIDENTIAL, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                                    CONTENTS

                                                                           Page No.
                                                                           --------
PART I - FINANCIAL INFORMATION:
   Item 1. Consolidated Financial Statements:
       Consolidated Balance Sheets as of June 30, 1996
         and December 31, 1995                                                 2

       Consolidated Statements of Operations for the Three and Six
         Months Ended June 30, 1996 and 1995                                   3

       Consolidated Statements of Cash Flows for the Six
         Months Ended June 30, 1996 and 1995                                   4

       Notes to Consolidated Financial Statements                              5

   Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            6-12

PART II - OTHER INFORMATION                                                   13

Signatures                                                                    14

PART 1. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
- -------------------------------------------

                            OASIS RESIDENTIAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                        June 30,      December 31,
                                                          1996            1995
                                                       ---------------------------
                                                       (Unaudited)
Real estate assets:
 Land                                                    $ 82,094        $ 79,860
 Buildings and improvements                               495,139         434,341
 Furniture and fixtures                                    34,568          28,132
                                                         ------------------------
                                                          611,801         542,333
 Less accumulated depreciation                             45,998          38,743
                                                         ------------------------
                                                          565,803         503,590
 Land held for development                                  3,525           6,064
 Construction in progress                                 129,480         113,525
                                                         ------------------------
  Net real estate assets                                  698,808         623,179
Cash and cash equivalents                                   3,116           5,970
Restricted cash                                             2,968           2,495
Deferred costs and other assets, net                        9,122          10,292
                                                         ------------------------
  Total assets                                           $714,014        $641,936
                                                         ========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Notes payable                                           $326,872        $250,825
 Resident deposits and prepaid rent                         2,029           1,688
 Accounts payable and accrued expenses                      9,459           8,969
                                                         ------------------------
  Total liabilities                                       338,360         261,482
                                                         ------------------------
Commitments (Footnote 2)

Stockholders' equity:
 Preferred stock, $2.25 Series A Cumulative                    42              42
  Convertible, $.01 par value, liquidation preference
  $25 per share, 15,000,000 shares authorized,
  4,165,000 shares issued and outstanding at
  June 30, 1996 and December 31, 1995
 Common stock, $.01 par value, 100,000,000                    162             162
  shares authorized, 16,237,646 and 16,218,134
  shares issued and outstanding at June 30,
  1996 and December 31, 1995, respectively
 Paid-in capital                                          386,910         386,910
 Distributions in excess of net income                    (11,460)         (6,660)
                                                         ------------------------
  Total stockholders' equity                              375,654         380,454
                                                         ------------------------
  Total liabilities and stockholders' equity             $714,014        $641,936
                                                         ========================

                 See Notes to Consolidated Financial Statements

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


                                                           Three months ended               Six months ended
                                                                June 30,                        June 30,
                                                         -----------------------        ------------------------
                                                           1996          1995              1996           1995
                                                         -----------------------        ------------------------
Revenue:
Rental income                                               $22,424      $17,589           $43,483       $34,552
Other income                                                    783          781             1,476         1,577
                                                         -----------------------        ------------------------
Total revenue                                                23,207       18,370            44,959        36,129
                                                         -----------------------        ------------------------

Expenses:
Property operating and maintenance                            6,647        5,122            12,776         9,970
General and administrative                                      801          749             1,633         1,447
Real estate taxes                                             1,235          936             2,385         1,870
Interest                                                      3,450        1,231             6,322         3,806
Interest, non-cash (loan fees and costs)                        276          310               570           640
Depreciation and amortization                                 3,741        2,907             7,261         5,676
                                                         -----------------------        ------------------------
Total expenses                                               16,150       11,255            30,947        23,409
                                                         -----------------------        ------------------------
Net income                                                    7,057        7,115            14,012        12,720
Preferred dividend requirement                                2,343        1,848             4,686         1,848
                                                         -----------------------        ------------------------
Earnings available for common stock                          $4,714       $5,267            $9,326       $10,872
                                                         =======================        ========================

Per Share Data:
Net income                                                    $0.29        $0.32             $0.57         $0.67
                                                         =======================        ========================
Dividends per Common Share                                   $0.435        $0.41             $0.87         $0.82
                                                         =======================        ========================
Weighted average shares outstanding                      16,237,646   16,228,212        16,237,646    16,223,201
                                                         -----------------------        ------------------------





                 See Notes to Consolidated Financial Statements

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                        Six months ended
                                                                             June 30,
                                                                    --------------------------
                                                                      1996              1995
                                                                    --------          --------
Cash flows from operating activities:
Net income                                                          $ 14,012          $ 12,720
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                        7,261             5,676
  Interest, non-cash (loan fees and costs)                               570               640
  Changes in assets and liabilities:
  Restricted cash                                                       (473)             (291)
  Deferred costs and other assets                                        594            (1,826)
  Resident deposits and prepaid rent                                     341               213
  Accounts payable and accrued expenses                                  490               399
                                                                    --------          --------
Net cash provided by operating activities                             22,795            17,531
                                                                    --------          --------

Cash flows from investing activities:
  Purchase of real estate assets                                      (8,670)           (7,660)
  Construction of real estate assets                                 (74,214)          (57,766)
                                                                    --------          --------
Net cash used in investing activities                                (82,884)          (65,426)
                                                                    --------          --------

Cash flows from financing activities:
  Proceeds from notes payable                                         77,000            71,393
  Proceeds from sale of preferred stock                                    -            99,228
  Principal payments on mortgage notes payable                          (953)         (115,012)
  Dividends paid                                                     (18,812)          (13,299)
                                                                    --------          --------
Net cash provided by financing activities                             57,235            42,310
                                                                    --------          --------

Net decrease in cash and cash equivalents                             (2,854)           (5,585)

Cash and cash equivalents, beginning                                   5,970             7,057
                                                                    --------          --------
Cash and cash equivalents, ending                                   $  3,116          $  1,472
                                                                    ========          ========

Supplemental information:
Cash paid for interest                                              $ 10,955          $  3,947
                                                                    --------          --------


                 See Notes to Consolidated Financial Statements

                            OASIS RESIDENTIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)


1. Basis of Presentation:

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's 1995 Annual Report on Form 10-K has been omitted.

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

2.  Commitments:

         As of June 30, 1996, the Company had ten multifamily apartment communities totaling 2,960 units in various stages of development. The total aggregate cost of these developments is estimated to be $210,381 including land acquisition costs of approximately $23,323. As of June 30, 1996, the Company had expended approximately $131,139 in land acquisition and development costs on these projects.

3.  Subsequent Events

         On July 29, 1996, the Company declared a quarterly dividend for its common stock of $.435 per share. The dividend is to be paid on August 20, 1996 to stockholders of record on August 9, 1996. The Company also announced on July 19, 1996, the declaration of its quarterly dividend on its $2.25 Series A Cumulative Convertible Preferred Stock of $.5625 per share. This preferred dividend is to be paid on August 15, 1996 to stockholders of record on August 1, 1996.

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. The "Risk Factors" set forth in the Company's Annual Report on Form 10-K constitute cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.


Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

         Changes in the operating results for the periods discussed below are primarily the result of increases from period to period in the number of properties owned and operated. Where applicable, comparisons have been made on a per weighted average unit basis in order to adjust for such changes in the number of units owned. In computing the per weighted average unit amounts, income and expenses of the commercial properties have been eliminated.

Comparison of the three and six months ended June 30, 1996 to the three and six months ended June 30, 1995

         The weighted average number of apartment units increased by 2,065 and 1,977 units for the three and six months ended June 30, 1996, as compared to the same periods in 1995. This increase was the result of acquiring 276 units in September 1995 and the development of 1,683 units since the end of June 1995. The total number of units operated as of June 30, 1996 and 1995 were 12,469 and 10,510, respectively. The weighted average number of apartment units for each of the periods was as follows:

            Three months ended June 30, 1996               12,384
            Three months ended June 30, 1995               10,319
            Six months ended June 30, 1996                 12,133
            Six months ended June 30, 1995                 10,156

         For the three months ended June 30, 1996, net income decreased by $58,000 over the three months ended June 30, 1995. This decrease was primarily due to increases in expenses of $4,895,000, and was offset by increased revenues of $4,837,000. The net decrease is primarily a result of increased interest expense associated with higher borrowings which were used to fund capital improvements at the mature multifamily apartment communities.

         For the six months ended June 30, 1996, net income increased by $1,292,000 over the six months ended June 30, 1995. This increase was primarily due to increased revenues of $8,830,000, and was offset by increases in expenses of $7,538,000. The net increase is primarily the result of operating additional units during the six months ended June 30, 1996.

         Property operations: The following table presents the Company's results of operations for its multifamily apartment communities (excluding commercial properties and corporate general and administrative expenses) for the three and six months ended June 30, 1996 and 1995:

                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                              --------------------------------------------------------------------
                                                1996        1995    % CHANGE       1996        1995       % CHANGE
                                              --------------------------------------------------------------------
                                                       (In thousands)                     (In thousands)
Rental income                                 $22,266     $17,419     27.8%      $43,168     $34,215        26.2%
Other income                                      726         616     17.9%        1,348       1,233         9.3%
                                              --------------------------------------------------------------------
Total income                                   22,992      18,035     27.5%       44,516      35,448        25.6%
                                              --------------------------------------------------------------------

Property operating and maintenance              6,599       5,087     29.7%       12,692       9,907        28.1%
Real estate taxes                               1,227         925     32.6%        2,364       1,849        27.9%
Depreciation and amortization                   3,663       2,854     28.3%        7,114       5,567        27.8%
                                              --------------------------------------------------------------------
Total expenses, excluding interest             11,489       8,866     29.6%       22,170      17,323        28.0%
                                              --------------------------------------------------------------------

Property net income, before interest          $11,503     $ 9,169     25.5%      $22,346     $18,125        23.3%
                                              ====================================================================



         Rental income for the three months ended June 30, 1996 increased over the same period of 1995 by approximately $4,847,000 primarily due to the acquisition and development of additional apartment communities. The weighted average monthly rental income per apartment unit was approximately $599 and $593 for the three and six months ended June 30, 1996 as compared to $563 and $561 for the three and six months periods in 1995, respectively.

         Other income increased by $110,000 and $115,000 for the three and six months ended June 30, 1996, as compared to the same periods in 1995. These increases are a result of the operation of additional properties in 1996.

         Increases in property operating and maintenance expenses were primarily the result of operating additional units in 1996 as compared to 1995. On a weighted average per unit, per month basis, these expenses increased by $14 and $11 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. These increases are primarily attributable to additional costs associated with the Company's marketing strategy for its "brand name" identity, as well as a result of general increases in utility rates during 1996.

         Real estate taxes increased in 1996, primarily due to the acquisition and development of additional properties. On a weighted average per unit basis, real estate taxes increased by $9 and $13 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. These increases are due to increases in property taxes at certain properties for the tax year commencing July 1, 1995. In Nevada, properties are assessed at their value as of July 1 of each year and, therefore, properties that are under development as of that date are not assessed on their full value until July 1 of the following year.

         Depreciation and amortization increased by $809,000 and $1,547,000 for the three and six months ended June 30, 1996, as compared to the same periods in 1995. These increases are due to additional properties acquired and developed subsequent to June 30, 1995.

"Same store" portfolio: The following table presents a comparison of the operating results for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 for the properties that the Company owned as of December 31, 1994, consisting of 38 apartment communities, containing 9,819 apartment units:


                                                 THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                                 ----------------------------------------------------------------
                                                   1996       1995     % CHANGE     1996       1995      % CHANGE
                                                 ----------------------------------------------------------------
                                                         (In thousands)                    (In thousands)
Total income                                     $17,401    $17,113       1.7%    $34,692    $34,260        1.3%
                                                 ----------------------------------------------------------------

Real estate taxes                                    974        921       5.8%      1,946      1,843        5.6%
Marketing                                            205        177      15.8%        392        409       (4.2%)
Salaries and related costs                         1,717      1,806      (4.9%)     3,620      3,493        3.6%
Utilities                                          1,288      1,122      14.8%      2,344      2,145        9.3%
Repairs and maintenance                            1,113      1,168      (4.7%)     2,267      2,287       (0.9%)
Other operating expenses                             662        593      11.6%      1,323      1,210        9.3%
                                                 ----------------------------------------------------------------
Total operating and maintenance expenses           5,959      5,787       3.0%     11,892     11,387        4.4%
                                                 ----------------------------------------------------------------

Property operating income                        $11,442    $11,326       1.0%    $22,800    $22,873       (0.3%)
                                                 ================================================================



Development communities: The following table presents the operating results of the communities that have been developed by the Company since December 31, 1994.



                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                   JUNE 30,
                                                          ----------------------      ----------------------
                                                            1996           1995          1996        1995
                                                          ----------------------      ----------------------
                                                          (Dollars in thousands)      (Dollars in thousands)
Total income                                               $5,101          $922         $8,854      $1,188
                                                          ----------------------      ----------------------

Real estate taxes                                             217             4            346           6
Marketing                                                     134            10            250          33
Salaries and related costs                                    633            79          1,041         136
Utilities                                                     305            53            480          90
Repairs and maintenance                                       213            45            364          60
Other operating expenses                                      170            34            315          44
                                                          ----------------------      ----------------------
Total operating and maintenance expenses                    1,672           225          2,796         369
                                                          ----------------------      ----------------------

Property operating income                                  $3,429          $697         $6,058        $819
                                                          ======================      ======================
Weighted average number of apartment units                  2,289           500          2,038         337
                                                          ======================      ======================

Acquisition communities: The following table presents the operating results of the one community that was acquired by the Company in September 1995, Oasis Centennial, containing 276 apartment units.


                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        JUNE 30,                         JUNE 30,
                                                 -------------------------------------------------------
                                                   1996          1995               1996         1995
                                                 -------------------------------------------------------
                                                 (Dollars in thousands)           (Dollars in thousands)
Total income                                       $490            -                $970           -
                                                 -------------------------------------------------------

Real estate taxes                                    36            -                  72           -
Marketing                                            15            -                  25           -
Salaries and related costs                           58            -                 114           -
Utilities                                            33            -                  65           -
Repairs and maintenance                              25            -                  37           -
Other operating expenses                             28            -                  55           -
                                                 -------------------------------------------------------
Total operating and maintenance expenses            195            -                 368           -
                                                 -------------------------------------------------------

Property operating income                          $295            -                $602           -
                                                 =======================================================
Number of apartment units                           276            -                 276           -
                                                 =======================================================





LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities increased by $5,264,000 from $17,531,000 in 1995 to $22,795,000 in 1996, primarily due to increases in the rental income from additional properties acquired and developed subsequent to June 30, 1995, and as a result of a reduction in deferred costs and other assets.

         Net cash used in investing activities increased by $17,458,000 from $65,426,000 in 1995 to $82,884,000 in 1996. During the six months ended June 30, 1996, the Company had 13 properties under construction, containing 3,766 apartment units, of which 806 units were completed. The estimated total investment in the remaining 2,960 units is approximately $210,381,000.

         The Company funds its development activities through a combination of working capital, construction loans and credit facility debt. At June 30, 1996, the Company had available or had secured a commitment for $31,321,000 in construction loans and had available borrowing capacity under the credit facility of $35,914,000.

         Net cash provided by financing activities increased by $14,925,000, primarily as a result of lower debt retirement in 1996 as compared to 1995, partially offset by the issuance of convertible preferred stock in April 1995 and an increase in dividends paid during 1996 as compared to 1995 as a result of the preferred stock issuance.

         The Company anticipates meeting its short term liquidity requirements through a combination of cash flow retained for investment purposes, cash available from its credit facility and construction loans plus additional long-term borrowings. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to pay dividends in accordance with Real Estate Investment Trust ("REIT") requirements.

         The Company expects to meet its long-term liquidity requirements, such as property acquisitions and development and mortgage debt maturities, through new long-term borrowings, the issuance of debt securities or additional equity securities of the Company.

INFLATION

         The Company leases apartments to its residents under lease terms generally ranging from six to twelve months. Management believes that short-term lease contracts lessen the impact of inflation by giving the Company the ability to adjust rental rates to market levels as leases expire. The impact of recent low rates of inflation have not been significant to the Company's operations, except for the positive effects that low inflation has had on reducing the Company's interest cost. Inflation, inflationary expectations and their effects on interest rates may affect the Company in the future by changing the underlying value of the Company's real estate or by affecting the Company's cost of financing its operations.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 "Accounting for Long Lived Assets" and No. 123 "Accounting for Stock-Based Compensation." These statements are effective for financial statements for fiscal years beginning after December 15, 1995. Management believes that adoption of Standard No. 121 will not have a material effect on its financial position or results of operations. Management has adopted the disclosure method of Standard No. 123 and, accordingly, there is no impact on the Company's financial position or results of operations.

The following table sets forth certain information with respect to notes payable at June 30, 1996. In connection therewith, as of June 30, 1996, the Company had 5,453 apartment units plus its commercial property unencumbered:


                                                                             NUMBER                 INTEREST        BALANCE
                                  LENDER                 PROPERTIES         OF UNITS   MATURITY       RATE          6/30/96
                                  ---------------------------------------------------------------------------------------------
                                                                                                                 (IN THOUSANDS)
CREDIT FACILITY DEBT
- --------------------
                                  Wells Fargo Bank       Unsecured                -   09/98 (1)  LIBOR + 1.75%  (2) $114,086
                                                                                                                ------------
                                                            ENCUMBERED
FIXED RATE MORTGAGES                                        PROPERTIES
- --------------------                                        ----------
                                  Lutheran Brotherhood   Oasis Club             320     10/98        6.90%            $9,116
                                  FNMA-MBS               Oasis Greens           432     08/01        8.63%            12,000
                                  FNMA                   Oasis Hills            184     10/03        7.50%             2,645
                                  FNMA                   Oasis Landing          144     10/03        7.50%             3,989
                                  Allstate               Oasis Paradise I       368     04/08        7.10%            15,940
                                  Allstate               Oasis Paradise II      256     07/97        7.55%             9,228
                                  Bankers Trust          Oasis Pearl III         16     04/98        9.75%               592
                                  FNMA-MBS               Oasis Plaza            300     08/01        8.63%             6,000
                                  FNMA                   Oasis Rainbow          232     10/03        7.50%             6,420
                                  Bankers Trust          Oasis Reef              60     04/98        9.75%             2,680
                                  FNMA                   Oasis Springs          304     04/99        9.00%             8,653
                                  Bankers Trust          Oasis Star I            44     04/98        9.75%             2,003
                                  FNMA                   Oasis Topaz            270     12/01        9.50%             6,583
                                  FNMA                   Oasis Vintage I        336     10/03        7.50%            11,008
                                  Teachers Insurance     Oasis Del Mar          560     12/02        8.46%            21,866
                                  Teachers Insurance     Various (3)          1,068     01/06        8.13%            40,240
                                                                              -----                              -----------
                                                                              4,894                                 $158,963
                                                                              -----                              -----------
MORTGAGES WITH FIXED RATE CEILING
- ---------------------------------
                                  PNC Bank               Oasis Place            240     07/99    LIBOR + 1% (4)       $5,000
                                  PNC Bank               Oasis Heritage       1,129     07/99    LIBOR + 1% (4)       25,000
                                                                              -----                              -----------
                                                                              1,369                                  $30,000
                                                                              -----                              -----------
FIXED RATE TAX EXEMPT
- ---------------------
                                  Bonds                  Oasis Park             224     01/26        7.29%       (5)  $7,707
                                  Bonds                  Oasis Wexford          358     11/05        6.45%            16,113
                                                                              -----                              -----------
                                                                                582                                  $23,820
                                                                              -----                              -----------
CONSTRUCTION LOANS
- ------------------
                                  Bank One               Oasis Deerwood         342     06/00    LIBOR + 1.65%            $3
                                                                              -----                              -----------
                                                             Totals           7,187                                 $326,872
                                                                              =====                              ===========

(1) The Company has the option to extend the maturity of the credit facility debt for one additional year.

(2) Beginning July 26, 1996 the rate on the credit facility debt will be reduced to LIBOR + 1.50%.

(3) Communities collateralized are Oasis Bel Air, Oasis Canyon, Oasis Rose, and Oasis Trails.

(4)   The maximum interest rate on these mortgages is 7.75%.

(5)   $1,090 of the outstanding balance is taxable.

Calculation of Funds from Operations and Funds Available for Distribution:

Funds from operations ("FFO") represents the revised definition of funds from operations as adopted by the National Association of Real Estate Investment Trusts ("NAREIT") and recommended to be effective on January 1, 1996. FFO is defined as income before gains and losses on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and after adjustments for significant non-recurring items, if any.

                                                                   THREE MONTHS            SIX MONTHS
                                                                      ENDED                  ENDED
                                                                   JUNE 30,1996           JUNE 30,1996
                                                                  --------------------------------------
                                                                            (In thousands)
Net income (1)                                                            $ 7,057                $14,012


Depreciation:
Real estate assets                                                          3,694                  7,170
                                                                          -------                -------
    FUNDS FROM OPERATIONS                                                 $10,751                $21,182

Add:
Amortization of deferred financing costs (2)                      276                   570
Depreciation of non-real estate assets                             44                    85
Other amortization (3)                                              3         323         6          661
                                                                 ---------------------------------------
                                                                           11,074                 21,843


Less:
Non-revenue producing capital expenditures (4) (5)               (457)                 (687)
Mortgage principal amortization                                  (506)       (963)     (953)      (1,640)
                                                                 ---------------------------------------

    FUNDS AVAILABLE FOR DISTRIBUTION                                      $10,111                $20,203
                                                                          =======                =======



NOTES TO CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR
DISTRIBUTION

(1) The Company expenses all recurring non-revenue generating property expenditures, including carpet and appliance replacements, except for certain expenditures on acquisition properties where major improvements are required to bring the property up to the operating standards of the Oasis portfolio.

(2) Deferred financing costs consists primarily of fees and costs incurred in connection with the Company's indebtedness.

(3) Other amortization consists of amortization of corporate organization expenses.

(4) Non-revenue producing expenditures at the properties consist of improvements and equipment additions that do not enhance the revenue producing capabilities of the property.

(5) Non-revenue producing expenditures at the corporate office consist primarily of computer and office equipment acquisitions.

PART II     OTHER INFORMATION

Item 1. Legal Proceedings
         None

Item 2. Changes in Securities
         None

Item 3. Defaults upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         An annual meeting of shareholders of the Company was held on May 6, 1996. Proxies for such meeting were solicited by the Company pursuant to
Section 14 of the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition of management's nominees as listed in the proxy statement. Each of the nominees was elected for a three year term expiring in 1999.
         A plurality of those present and entitled to vote together with those voting by proxy voted in favor of the election of Allan O. Hunter, Jr., Edward
R. Muller and John M. Galvin as Directors.
         An affirmative vote of a majority of the votes cast were cast in favor of the selection of Coopers & Lybrand, L.L.P. to serve as the independent accountants for the Company for the calendar year ending December 31, 1996.
         Robert V. Jones, Peter L. Rhein and Robert H. Smith are continuing as Directors with their terms expiring in 1997. Scott S. Ingraham, Kenny C. Guinn and Walter B. Eeds are continuing Directors with their terms expiring in 1998.

Item 5. Other Information
         None

Item 6. Exhibits and Reports on Form 8-K
         Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


OASIS RESIDENTIAL, INC.





    Scott S. Ingraham                                                   8-9-96
- ----------------------------------------------------------              ------
         Scott S. Ingraham
         President and Chief Operating Officer





    John M. Clayton                                                     8-9-96
- ----------------------------------------------------------              ------
         John M. Clayton
         Senior Vice President and Chief Financial Officer