Form 10-Q
period 1996-09-30
OASIS RESIDENTIAL INC
filed 1996-11-12
CIK 910846

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


                         Commission file number 1-12428



                            OASIS RESIDENTIAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


             NEVADA                                       88-0297457
 ---------------------------------                   ----------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification Number)



                 4041 East Sunset Road, Henderson, Nevada 89014
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (702) 435-9800
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Indicate by a check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                YES  X   NO
                                    ---     ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                      Shares Outstanding               Date
   ----------------------------------       ------------------         ----------------
  Common Stock, $0. 01 par value                16,237,646             November 8, 1996

                            OASIS RESIDENTIAL, INC.

                         QUARTERLY REPORT ON FORM 10-Q


                                    CONTENTS


                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION:

   Item 1.  Consolidated Financial Statements:

            Consolidated Balance Sheets as of September 30, 1996
              and December 31, 1995                                         2

            Consolidated Statements of Operations for the Three
              and Nine Months Ended September 30, 1996 and 1995             3

            Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 1996 and 1995                      4

            Notes to Consolidated Financial Statements                      5

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        6-12

PART II - OTHER INFORMATION                                                13

Signatures                                                                 14

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
-------------------------------------------


                            OASIS RESIDENTIAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                     ASSETS

                                                                         September 30,      December 31,
                                                                             1996               1995
                                                                         -------------      ------------
                                                                          (Unaudited)
Real estate assets:
  Land                                                                     $ 88,245           $ 79,860
  Buildings and improvements                                                513,426            434,341
  Furniture and fixtures                                                     37,509             28,132
                                                                           --------           --------
                                                                            639,180            542,333
  Less accumulated depreciation                                              49,958             38,743
                                                                           --------           --------
                                                                            589,222            503,590
  Land held for development                                                   3,667              6,064
  Construction in progress                                                  140,969            113,525
                                                                           --------           --------
    Net real estate assets                                                  733,858            623,179
  Cash and cash equivalents                                                   3,626              5,970
  Restricted cash                                                             3,218              2,495
  Deferred costs and other assets, net                                        8,984             10,292
                                                                           --------           --------

    Total assets                                                           $749,686           $641,936
                                                                           ========           ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Notes payable                                                            $365,865           $250,825
  Resident deposits and prepaid rent                                          2,175              1,688
  Accounts payable and accrued expenses                                       8,294              8,969
                                                                           --------           --------
    Total liabilities                                                       376,334            261,482
                                                                           --------           --------

Commitments (Footnote 2)

Stockholders' equity:
  Preferred stock, $2.25 Series A Cumulative Convertible,                        42                 42
    $.01 par value, liquidation preference $25 per share,
    15,000,000 shares authorized, 4,165,000 shares issued
     and outstanding at September 30, 1996 and December 31, 1995
  Common stock, $.01 par value, 100,000,000 shares authorized                   162                162
    16,237,646 shares issued and outstanding at
    September 30, 1996 and December 31, 1995

  Paid-in capital                                                           386,910            386,910
  Distributions in excess of net income                                     (13,762)            (6,660)
                                                                           --------           --------
    Total stockholders' equity                                              373,352            380,454
                                                                           --------           --------

Total liabilities and stockholders' equity                                 $749,686           $641,936
                                                                           ========           ========


                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                           Three months ended               Nine months ended
                                                              September 30,                   September 30,
                                                        ------------------------        ------------------------
                                                           1996          1995              1996          1995
                                                        ----------    ----------        ----------    ----------
Revenue:
  Rental income                                         $   24,043    $   18,658        $   67,526    $   53,210
  Other income                                                 832           850             2,308         2,427
                                                        ----------    ----------        ----------    ----------
    Total revenue                                           24,875        19,508            69,834        55,637
                                                        ----------    ----------        ----------    ----------

Expenses:
  Property operating and maintenance                         7,333         5,786            20,109        15,756
  General and administrative                                   881           674             2,514         2,121
  Real estate taxes                                          1,363         1,066             3,748         2,936
  Interest                                                   3,954         1,401            10,276         5,207
  Interest, non-cash (loan fees and costs)                     276           332               846           972
  Depreciation and amortization                              3,964         3,052            11,225         8,728
                                                        ----------    ----------        ----------    ----------
    Total expenses                                          17,771        12,311            48,718        35,720
                                                        ----------    ----------        ----------    ----------

Income before extraordinary item                             7,104         7,197            21,116        19,917
Extraordinary item                                               -         1,952                 -         1,952
                                                        ----------    ----------        ----------    ----------
Net income                                                   7,104         5,245            21,116        17,965
Preferred dividend requirement                               2,343         2,343             7,029         4,191
                                                        ----------    ----------        ----------    ----------

Earnings available for common stock                     $    4,761    $    2,902        $   14,087    $   13,774
                                                        ==========    ==========        ==========    ==========

Earnings per common share:

  Income before extraordinary item, net of
    preferred dividend requirement                      $     0.29    $     0.30        $      .87    $     0.97
  Extraordinary item                                             -         (0.12)                -         (0.12)
                                                        ==========    ==========        ==========    ==========

  Earnings available for common stock                   $     0.29    $     0.18        $     0.87    $     0.85
                                                        ==========    ==========        ==========    ==========

Dividends declared per common share                     $    0.435    $     0.41        $     1.31    $     1.23
                                                        ==========    ==========        ==========    ==========


Weighted average shares outstanding                     16,237,646    16,237,646        16,237,646    16,228,069
                                                        ==========    ==========        ==========    ==========



                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                     -------------------------
                                                                       1996             1995
                                                                     ---------       ---------
Cash flows from operating activities:
  Net income                                                         $  21,116       $  17,965
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Extraordinary item                                                     -           1,952
      Depreciation and amortization                                     11,225           8,728
      Interest, non-cash (loan fees and costs)                             846             972
      Changes in assets and liabilities:
        Restricted cash                                                   (723)           (259)
        Deferred costs and other assets                                    452          (4,011)
        Resident deposits and prepaid rent                                 487             330
        Accounts payable and accrued expenses                             (676)          3,980
                                                                     ---------       ---------
          Net cash provided by operating activities                     32,727          29,657
                                                                     ---------       ---------

Cash flows from investing activities:
  Purchase of real estate assets                                       (12,224)        (24,939)
  Construction of real estate assets                                  (109,669)        (82,589)
                                                                     ---------       ---------
          Net cash used in investing activities                       (121,893)       (107,528)
                                                                     ---------       ---------
Cash flows from financing activities:
  Proceeds from notes payable                                          116,500         150,393
  Proceeds from sale of preferred stock                                      -          99,228
  Principal payments on notes payable                                   (1,460)       (156,064)
  Dividends paid                                                       (28,218)        (21,804)
                                                                     ---------       ---------
          Net cash provided by financing activities                     86,822          71,753
                                                                     ---------       ---------

          Net decrease in cash and cash equivalents                     (2,344)         (6,118)
Cash and cash equivalents, beginning                                     5,970           7,057
                                                                     ---------       ---------

Cash and cash equivalents, ending                                    $   3,626       $     939
                                                                     =========       =========
Supplemental information:
  Cash paid for interest                                             $  17,528       $  11,044
                                                                     =========       =========

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

         The Company capitalizes all direct costs of developing its properties. Interest is capitalized during development and construction until a property is completed and ready for occupancy. In computing the amount of interest to be capitalized for each period, the Company computes the average amount of development and construction costs incurred on each project and then, allocates interest costs associated with loans incurred for the purpose of furthering the Company's development and construction activities. To the extent that the total development and construction costs exceed the amount of the construction-related loans, the Company applies its average borrowing rate on other than construction-related loans to such excess construction costs to derive the amount of additional capitalized interest. General and administrative costs are expensed, except for the costs incurred in support of the Company's construction-focused executives.

2.  COMMITMENTS:

         As of September 30, 1996, the Company had nine multifamily apartment communities totaling 2,589 units in various stages of development. The total aggregate cost of these developments upon completion is estimated to be $178,975 including land acquisition costs. As of September 30, 1996, the Company had expended approximately $140,969 in land acquisition and development costs on these projects.

3.  CREDIT FACILITY:

         On September 24, 1996, the Company increased the borrowing capacity on its unsecured credit facility from $150,000 to $200,000. Advances under the credit facility continue to bear interest, at the Company's election, of either LIBOR plus 1.50% or the prime lending rate.

4.  SUBSEQUENT EVENTS:

         The Company declared a quarterly dividend for its common stock of $.435 per share. The dividend is to be paid on November 19, 1996 to stockholders of record on November 7, 1996. The Company also announced on October 28, 1996, the declaration of its quarterly dividend on its Series A Cumulative Convertible Preferred Stock of $0.5625 per share. This preferred stock dividend is to be paid on November 15, 1996 to stockholders of record on November 1, 1996.

         On November 8, 1996, Denver West Apartments, LLC, (the "Joint Venture") finalized the agreement with Northwestern Mutual Life Insurance Company for construction and permanent financing in the amount of $15,430 for Denver West, a 321 unit apartment community under development in Denver, Colorado. The loan bears an interest rate of 8.30% and matures August 1, 2007. The Company and Stevinson Partnership, Ltd., each have a 50% interest in the Joint Venture. In accordance with the terms of the Joint Venture agreement, each partner, as a result of the loan closing, will make their respective initial contributions of $3,955 into the Joint Venture.

         The Company has entered into a contract with an unaffiliated third party for the sale of Oasis Star I, a 44 unit apartment community in Las Vegas. The expected sales price is $2,700. The Company anticipates that the sale of this property will close on or around December 16, 1996. In addition, the Company has executed a letter of intent with another unaffiliated third party for the sale of Oasis Reef, a 60 unit apartment community in Las Vegas. The expected sales price is $3,900. The closings of these transactions are subject to certain contingencies and conditions, including the buyers' due diligence, and therefore, there can be no assurance that these transactions will be consummated or that the final terms thereof will not differ in material respects from those summarized above.

         CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of the forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. The "Risk Factors" set forth in the Company's Annual Report on Form 10-K constitute cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

  Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q.

  RESULTS OF OPERATIONS

         Increases in the operating results for the periods discussed below are primarily the result of increases from period to period in the number of properties owned and operated. Where applicable, comparisons have been made on a weighted average per unit basis in order to adjust for such changes in the number of units owned and operated. In computing the weighted average per unit amounts, income and expenses of the commercial properties have been eliminated.

  Comparison of the three and nine months ended September 30, 1996 to the three and nine months ended September 30, 1995.

         The weighted average number of apartment units increased by 2,369 and 2,074 units for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. This increase was the result of acquiring 276 units in September 1995 and the development of 1,697 units since the end of September 1995. The total number of units operated as of September 30, 1996 and 1995 were 13,040 and 11,067, respectively. The weighted average number of apartment units for each of the periods was as follows:

             Three months ended September 30, 1996              12,989
             Three months ended September 30, 1995              10,620
             Nine months ended September 30, 1996               12,418
             Nine months ended September 30, 1995               10,344

         For the three months ended September 30, 1996, net income increased by $1,859,000 over the three months ended September 30, 1995. The third quarter of 1995 included an extraordinary charge of $1,952,000 for unamortized loan fees and costs associated with the credit facility debt that was retired during the quarter. When examining income on an income before extraordinary charge basis, income for the three months ended September 30, 1996 decreased by $93,000 as compared to the three months ended September 30, 1995. This decrease was primarily due to increases in expenses of $5,460,000 which were partially offset by increased revenues of $5,367,000. The net decrease is primarily due to increased interest expense associated with higher borrowings which were used to fund capital improvements at the mature multifamily apartment communities.

         For the nine months ended September 30, 1996, net income increased by $3,151,000 over the nine months ended September 30, 1995. When examining income on an income before extraordinary charge basis, income for the nine months ended September 30, 1996 increased by $1,199,000 over the nine months ended September 30, 1995. This increase was primarily due to increased revenues of $14,197,000, partially offset by increases in expenses of $12,998,000. The net increase is primarily the result of operating additional units during the nine months ended September 30, 1996, as compared to the same period in 1995, partially offset by increased interest expense associated with higher borrowings which were used to fund capital improvements at the mature multifamily apartment communities.

       Property operations: The following table presents the Company's results of operations for its multifamily apartment communities (excluding commercial property and corporate general and administrative expenses) for the three and nine months ended September 30, 1996 and 1995:

                                                       THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                         SEPTEMBER 30,                           SEPTEMBER 30,
                                               --------------------------------        -------------------------------
                                                1996         1995      % CHANGE          1996        1995     % CHANGE
                                               -------     -------     --------        -------     -------    --------
                                                   (Dollars in thousands)                  (Dollars in thousands)
Rental income                                  $23,871     $18,499       29.0%         $67,039     $52,714      27.2%

Other income                                       781         621       25.8%           2,129       1,854      14.8%
                                               -------     -------       ----          -------     -------      ----
  Total income                                  24,652      19,120       28.9%          69,168      54,568      26.8%
                                               -------     -------       ----          -------     -------      ----

Property operating and maintenance               7,303       5,757       26.9%          19,995      15,664      27.6%
Real estate taxes                                1,352       1,054       28.3%           3,716       2,903      28.0%
Depreciation and amortization                    3,867       2,993       29.2%          10,981       8,560      28.3%
                                               -------     -------       ----          -------     -------      ----
  Total expenses, excluding interest            12,522       9,804       27.7%          34,692      27,127      27.9%
                                               -------     -------       ----          -------     -------      ----

  Property net income, before interest         $12,130     $ 9,316       30.2%         $34,476     $27,441      25.6%
                                               =======     =======       ====          =======     =======      ====



       Rental income for the three and nine months ended September 30, 1996 increased over the same periods of 1995 by $5,372,000 and $14,325,000, respectively, primarily due to the acquisition and development of additional apartment communities. The weighted average monthly rental income per apartment unit was approximately $613 and $600 for the three and nine months ended September 30, 1996, respectively, as compared to $581 and $566 for the same three and nine months periods in 1995, respectively.

       Other income increased by $160,000 and $275,000 for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. These increases are a result of the operation of additional properties in 1996.

       Increases in property operating and maintenance expenses were primarily the result of operating additional units in 1996 as compared to 1995. On a weighted average per unit, per month basis, these expenses increased by $6 and $11 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. These increases are primarily attributable to additional costs associated with the Company's implementation of its brand-name operating strategy, as well as general increases in utility rates during 1996.

       Real estate taxes increased in 1996, primarily due to the acquisition and development of additional properties. On a weighted average per unit, per month basis, real estate taxes increased by $2 for the three and nine months ended September 30, 1996 as compared to the same periods in 1995. These increases are due to increases in property taxes at certain properties for the tax year commencing July 1, 1996. In Nevada, properties are assessed at their value as of July 1 of each year and, therefore, properties that are under development as of that date are not assessed on their full value until July 1 of the following year.

       Depreciation and amortization increased by $874,000 and $2,421,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. These increases are due to additional properties acquired and developed subsequent to September 30, 1995.

        "Same store" portfolio: The following table presents a comparison of the operating results for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 for the properties that the Company owned as of December 31, 1994, consisting of 38 apartment communities, containing 9,819 apartment units:


                                                 THREE MONTHS ENDED                             NINE MONTHS ENDED
                                                    SEPTEMBER 30,                                 SEPTEMBER 30,
                                     ------------------------------------------       --------------------------------------
                                      1996              1995           % CHANGE         1996          1995          % CHANGE
                                     -------           -------         --------       -------        -------        --------
                                               (Dollars in thousands)                           (Dollars in thousands)
Total income                         $17,599           $17,285             1.8%       $52,291        $51,545            1.4%
                                     -------           -------          ------        -------        -------          -----
Real estate taxes                      1,002               968             3.5%         2,948          2,811            4.9%
Marketing                                243               197            23.4%           634            606            4.6%
Salaries and related costs             1,794             1,730             3.7%         5,413          5,223            3.6%
Utilities                              1,426             1,300             9.7%         3,770          3,445            9.4%
Repairs and maintenance                1,166             1,299           (10.2%)        3,417          3,586           (4.7%)
Other operating expenses                 631               661            (4.5%)        1,977          1,871            5.7%
                                     -------           -------          ------        -------        -------          -----
  Total operating and maintenance
    expenses                           6,262             6,155             1.7%        18,159         17,542            3.5%
                                     -------           -------          ------        -------        -------          -----

  Property operating income          $11,337           $11,130             1.9%       $34,132        $34,003            0.4%
                                     =======           =======          ======        =======        =======          =====


        Development communities: The following table presents the operating results of the communities that have been developed by the Company since December 31, 1994.




                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                               SEPTEMBER 30,                         SEPTEMBER 30,
                                                      ----------------------------           ---------------------------
                                                       1996                  1995             1996                 1995
                                                      ------                ------           -------              ------
                                                          (Dollars in thousands)                (Dollars in thousands)
Total income                                          $6,535                $1,750           $15,389              $2,938
                                                      ------                ------           -------              ------
Real estate taxes                                        313                    80               659                  86
Marketing                                                216                    32               466                  65
Salaries and related costs                               701                   248             1,737                 384
Utilities                                                408                   132               888                 222
Repairs and maintenance                                  327                    81               691                 141
Other operating expenses                                 215                    59               530                 103
                                                      ------                ------           -------              ------
  Total operating and maintenance expenses             2,180                   632             4,971               1,001
                                                      ------                ------           -------              ------

  Property operating income                           $4,355                $1,118           $10,418              $1,937
                                                      ======                ======           =======              ======

  Weighted average number of apartment units           2,894                   525             2,323                 249
                                                      ======                ======           =======              ======

        Acquisition communities: The following table presents the operating results of the one community that was acquired by the Company in September 1995, Oasis Centennial.



                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                   --------------------              ----------------------
                                                    1996          1995                1996            1995
                                                   -----          -----              ------           -----
                                                  (Dollars in thousands)             (Dollars in thousands)
Total income                                        $518          $ 85               $1,488           $ 85
                                                    ----          ----               ------           ----
Real estate taxes                                     37             6                  109              6
Marketing                                             16             2                   41              2
Salaries and related costs                            63             4                  177              4
Utilities                                             43             5                  108              5
Repairs and maintenance                               26             3                   63              3
Other operating expenses                              28             4                   83              4
                                                    ----          ----               ------           ----
  Total operating and maintenance expenses           213            24                  581             24
                                                    ----          ----               ------           ----
  Property operating income                         $305          $ 61               $  907           $ 61
                                                    ====          ====               ======           ====
  Number of apartment units                          276           276                  276            276
                                                    ====          ====               ======           ====



LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities increased by $3,070,000 from $29,657,000 in the nine months ended September 30, 1995 to $32,727,000 in the nine months ended September 30, 1996, primarily due to increases in the rental income from additional properties acquired and developed subsequent to September 30, 1995, and as a result of a reduction in deferred costs and other assets, which were partially offset by a reduction in accounts payable and accrued expenses.

       Net cash used in investing activities increased by $14,365,000 from $107,528,000 in the nine months ended September 30, 1995 to $121,893,000 in the nine months ended September 30, 1996. During the nine months ended September 30, 1996, the Company had 13 properties under construction, containing 3,786 apartment units, of which 1,197 units were completed during the period. The estimated total investment upon completion in the remaining 2,589 units is approximately $178,975,000.

       The Company funds its development activities through a combination of working capital, construction loans and credit facility debt. On September 24, 1996, the Company increased the borrowing capacity on the credit facility from $150,000,000 to $200,000,000. Advances under the credit facility continue to bear interest, at the Company's election, of either LIBOR plus 1.50% or the prime lending rate. At September 30, 1996, the Company had available $15,890,000 in a construction loan and had available borrowing capacity under the credit facility of $46,414,000. In addition, the Company, in connection with its 50% ownership interest in Denver West Apartments, LLC, had secured a commitment for $15,430,000 in a construction loan. This loan closed on November 8, 1996.

       Net cash provided by financing activities increased by $15,069,000, in the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995, primarily as a result of lower debt retirement in 1996 as compared to 1995, partially offset by the issuance of convertible preferred stock in April 1995, and an increase in dividends paid during 1996 as compared to 1995 as a result of the preferred stock issuance.

       The Company anticipates meeting its short-term liquidity requirements through a combination of cash flow retained for investment purposes, cash available from its credit facility and construction loans plus additional long-term borrowings. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to pay dividends in accordance with Real Estate Investment Trust ("REIT") requirements.

       The Company expects to meet its long-term liquidity requirements, such as funds for property acquisition and development and the repayment of mortgage debt, through new long-term borrowings, the issuance of debt securities or additional equity securities of the Company.

INFLATION

       The Company leases apartments to its residents under lease terms generally ranging from six to twelve months. Management believes that the short-term lease contracts lessen the impact of inflation by giving the Company the ability to adjust rental rates to market levels as leases expire. The impact of recent low rates of inflation have not been significant to the Company's operations, except for the positive effects that low inflation has had on reducing the Company's interest cost. Inflation, inflationary expectations and their effects on interest rates may affect the Company in the future by changing the underlying value of the Company's real estate assets or by affecting the Company's costs of financing operations.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

       In 1995, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 121 "Accounting for Long Lived Assets" and No. 123 "Accounting for Stock-Based Compensation." These statements are effective for fiscal years beginning after December 15, 1995. Management believes that adoption of Standard No. 121 will not have a material effect on its financial position or results of operations. Management has adopted the disclosure method of Standard No. 123 and, accordingly, there is no impact on the Company's financial position or results of operations.

The following table sets forth certain information with respect to notes payable at September 30, 1996. In connection therewith, as of September 30, 1996, the Company had 5,853 apartment units plus its headquarters commercial center unencumbered:


                                                           NUMBER                           INTEREST           BALANCE
     LENDER                        PROPERTIES             OF UNITS     MATURITY               RATE             9/30/96
     ------                        ----------             --------     --------             --------        --------------
                                                                                                            (IN THOUSANDS)
CREDIT FACILITY DEBT
--------------------
  Wells Fargo Bank              Unsecured                     --         09/97(1)         LIBOR + 1.50%(2)     $153,586
                                                                                                               --------

                                   ENCUMBERED
FIXED RATE MORTGAGES               PROPERTIES
--------------------               ----------
  Lutheran Brotherhood          Oasis Club                   320         10/98                6.90%            $  9,088
  Teachers Insurance            Oasis Del Mar                560         12/02                8.46%              21,799
  FNMA-MBS                      Oasis Greens                 432         08/01                8.63%              12,000
  FNMA                          Oasis Hills                  184         10/03                7.50%               2,637
  FNMA                          Oasis Landing                144         10/03                7.50%               3,978
  Allstate                      Oasis Paradise I             368         04/08                7.10%              15,881
  Allstate                      Oasis Paradise II            256         07/97                7.55%               9,191
  Bankers Trust                 Oasis Pearl III               16         04/98                9.75%                 591
  FNMA-MBS                      Oasis Plaza                  300         08/01                8.63%               6,000
  FNMA                          Oasis Rainbow                232         10/03                7.50%               6,402
  Bankers Trust                 Oasis Reef                    60         04/98                9.75%               2,675
  FNMA                          Oasis Springs                304         04/99                9.00%               8,632
  Bankers Trust                 Oasis Star I                  44         04/98                9.75%               1,998
  FNMA                          Oasis Topaz                  270         12/01                9.50%               6,562
  FNMA                          Oasis Vintage I              336         10/03                7.50%              10,977
  Teachers Insurance            Various(3)                 1,068         12/05                8.13%              40,110
                                                           -----                                               --------
                                                           4,894                                               $158,521
                                                           -----                                               --------

MORTGAGES WITH FIXED RATE
-------------------------
  PNC Bank                      Oasis Place                  240         07/97            LIBOR + 1.00%(4)     $  5,000
  PNC Bank                      Oasis Heritage/Suites      1,129         07/97(5)         LIBOR + 1.00%(4)       25,000
                                                           -----                                               --------
                                                           1,369                                               $ 30,000
                                                           -----                                               --------

FIXED RATE TAX EXEMPT
---------------------
  Bonds                         Oasis Park                   224         01/26                7.29%(6)         $  7,688
  Bonds                         Oasis Wexford                358         11/25                6.45%              16,067
                                                           -----                                               --------
                                                             582                                               $ 23,755
                                                           -----                                               --------
CONSTRUCTION LOANS
------------------
  Bank One                      Oasis Deerwood               342         06/00            LIBOR + 1.65%        $      3
                                                           -----                                               --------
                                    Totals                 7,817                                               $365,865
                                                           =====                                               ========

(1) The Company has the option to extend the maturity of the facility for one additional year.

(2) Beginning July 26, 1996, the rate on the credit facility debt was reduced to LIBOR + 1.50% from LIBOR + 1.75%.

(3) Communities collateralized are Oasis Bel Air, Oasis Canyon, Oasis Rose, and Oasis Trails.

(4)   The maximum interest rate on these mortgages is 7.75%.

(5) The Company has the option to extend the maturity of the indebtedness for two additional years.

(6)   $1,090 of the outstanding balance is taxable.

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

                                                                   THREE MONTHS                   NINE MONTHS
                                                                       ENDED                         ENDED
                                                                SEPTEMBER 30, 1996             SEPTEMBER 30, 1996
                                                                --------------------           ------------------
                                                                             (Dollars in thousands)
Net income(1)                                                                $ 7,104                      $21,116


Depreciation:
  Real estate assets                                                           3,910                       11,080
                                                                             -------                      -------
    FUNDS FROM OPERATIONS                                                     11,014                       32,196

Add:
  Amortization of deferred financing costs(2)                    $276                          $846
  Depreciation of non-real estate assets                           50                           135
  Other amortization(3)                                             4            330             10           991
                                                                 ----        -------           ----       -------
                                                                              11,344                       33,187



  Non-revenue producing capital expenditures(4)(5)                              (793)                      (2,379)
                                                                             -------                      -------


    FUNDS AVAILABLE FOR DISTRIBUTION                                         $10,551                      $30,808
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

(4) Non-revenue producing capital expenditures at the properties consist of certain long-lived improvements and equipment additions that do not enhance the revenue producing capabilities of the property.

(5) Non-revenue producing capital expenditures at the corporate office consist primarily of computer, office equipment acquisitions and interior improvements.

  PART II  - OTHER INFORMATION

  Item 1. Legal Proceedings
                 None

  Item 2. Changes in Securities
                 None

  Item 3. Defaults upon Senior Securities
                 None

  Item 4. Submission of Matters to a Vote of Security Holders
                 None

  Item 5. Other Information
                 None

  Item 6. Exhibits and Reports on Form 8-K


Exhibit
  No.
-------

10.79 First Modification Agreement to the Amended and Restated Credit Agreement among the Company, N.A. The Lenders, therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of February 27, 1996.

10.80 Second Modification Agreement to the Amended and Restated Credit Agreement among the Company, the Lenders therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York, and Bank One, Arizona, N.A., dated as of July 25, 1996.

10.81 Third Modification to the Amended and Restated Credit Agreement among the Company, the Lenders therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of September 24, 1996.

10.81.1 Promissory Note of the Company in favor of Wells Fargo Bank dated September 24, 1996.

10.81.2 Promissory Note of the Company in favor of Morgan Guaranty Trust Company of New York dated September 24, 1996.

10.81.3 Promissory Note of the Company in favor of Bank One, Arizona, N.A., dated September 24, 1996.

10.81.4 Promissory Note of the Company in favor of Dresdner Bank AG, New York Branch and Grand Cayman Branch, dated September 24, 1996.

10.81.5 Promissory Note of the Company in favor of Union Bank of California, N.A., dated September 24, 1996.

27        Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  OASIS RESIDENTIAL, INC.


  /s/ SCOTT S. INGRAHAM
  -----------------------------------                            11-12-96
  Scott S. Ingraham                                             ----------
  President and Chief Operating
  Officer




  /s/ JOHN M. CLAYTON
  -----------------------------------                            11-12-96
  John M. Clayton                                               ----------
  Senior Vice President and Chief
  Financial Operating Officer




  /s/ MARIANNE K. AGUIAR
  -----------------------------------                            11-12-96
  Marianne K. Aguiar                                            ----------
  Vice President and Controller
  (Principal Accounting Officer)