Form 10-K405
period 1996-12-31
OASIS RESIDENTIAL INC
filed 1997-03-31
CIK 910846

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

                          COMMISSION FILE NO. 1-12428

                            OASIS RESIDENTIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                      88-0297457
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

   4041 EAST SUNSET ROAD, HENDERSON, NEVADA                       89014
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES                      (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (702) 435-9800
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
         Common Stock, $.01 par value                    New York Stock Exchange
    $2.25 Series A Cumulative Convertible                New York Stock Exchange
       Preferred Stock, $.01 par value

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1997, the aggregate market value of Common Stock of Oasis Residential, Inc. held by non-affiliates was $373,465,858 based upon the closing price of the stock on the NYSE. The number of shares of common stock outstanding as of that date was 16,237,646.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders of Oasis Residential, Inc. to be held on May 12, 1997 are incorporated by the reference into Part III as set forth herein. With the exception of these portions which are expressly incorporated herein by reference, the Proxy Statement is not deemed filed as a part hereof.

================================================================================

     CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference in this document that are not based upon historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. The "Risk Factors" set forth below in this document constitute cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

     Oasis Residential, Inc. (the "Company") is a fully integrated Real Estate Investment Trust (a "REIT"), with in-house acquisition, development, property management and finance expertise. The Company is strategically focused on the development and operation of apartment communities in Las Vegas and Reno, Nevada, Denver, Colorado and Southern California. The Company is the largest active developer and owner of predominantly upscale apartment communities in the greater Las Vegas metropolitan area based on the number of apartment units developed and owned. The Company is active in the development of apartment communities in Las Vegas and Reno, Nevada and Denver, Colorado, and has entered into an agreement to purchase a parcel of land in Mission Viejo, California on which it intends to develop an apartment community. Oasis commenced operations as a public company in October 1993 with an initial portfolio of 23 apartment communities containing 5,215 units and a 30,000 square foot commercial center in Henderson, Nevada in which the Company's headquarters is located (the "Commercial Center"). As of January 31, 1997, the Company owned and operated 49 apartment communities comprising a total of 13,428 apartment units (the "Properties") with an average age of less than seven years, as well as the Commercial Center. Forty-five of the Properties are located in the greater Las Vegas area. The Company's weighted average occupancy was 94%, 95% and 95% for the years ended December 31, 1996, 1995 and 1994, respectively. During these periods, average monthly rental income per unit was $606, $570 and $549, respectively. As of the end of January 1997, the weighted average occupancy rate of the Properties (excluding one community in lease-up) was 95.7% and the Commercial Center was 100% occupied. The Company currently has five communities comprising 1,897 units under construction, consisting of 675 units in Las Vegas, 772 units in Denver and 450 units in Reno. As of January 31, 1997, Oasis employed approximately 570 people.

     The Company has adhered to a strategy of concentrating on the acquisition, development and management of primarily upscale apartment communities. The Company believes it has certain competitive advantages in operating its business, including the following:

     - with more than a 10% share of the total Las Vegas apartment market, Oasis has benefited from significant economies of scale in operations, which reduce on-site and administrative expenses;

     - the Oasis brand name operating strategy has increased consumer recognition of the Company's high operating standards and has improved resident retention;

     - extensive development experience in multiple markets enables the Company to identify locations for its apartment communities which provide residents with a feeling of quality, community, security and accessibility;

     - experience in obtaining necessary zoning, governmental permits and authorizations for multifamily construction which in recent years have become increasingly costly and complex to obtain;

     - the ability to provide high quality living areas and attractive amenities, common areas and landscaping;

     - a consistent policy of regularly scheduled maintenance, which results in lower overall operating costs and a higher quality living environment for the Company's residents;

     - a responsive management team that is service-oriented and attentive to its residents' needs; and

     - ongoing training programs that enhance the performance of on-site personnel.

     The Company's executive offices are located at 4041 East Sunset Road, Henderson, Nevada 89014. Its telephone number is (702) 435-9800.

RECENT DEVELOPMENTS

  1996 Development Activities:

     - The Company completed construction on seven apartment communities and one community expansion in the Las Vegas and Denver metropolitan areas comprising an aggregate of 1,889 units with a total investment of $132.1 million as follows: Oasis Pointe (252 units), Oasis Meadows (383 units), Oasis Tiara (400 units), Oasis Deerwood (342 units in Denver), Oasis Crossings (72 units), Oasis Villas (84 units), Oasis Harbor I (336 units) and Oasis Cove II (20 units). As of January 31, 1997, all of the Las Vegas completions had achieved stabilization (93% occupancy).

     - As of January 31, 1997, the Company had five apartment communities under construction comprising 1,897 units with an estimated investment at completion of $149.8 million, consisting of 675 units in Las Vegas, 772 units in Denver and 450 units in Reno, all of which are projected to be completed in 1997.

  1996 Financing Activities:

     - In July 1996, the Company was the recipient of senior unsecured debt ratings from Moody's (Baa3), Standard and Poor's (BBB-) and Duff and Phelps (BBB-).

     - In August 1996, the Company increased the funding capacity on its unsecured credit facility from $150.0 million to $200.0 million.

     - In November 1996, the Company completed a $150.0 million senior unsecured note offering in three equal $50.0 million tranches with maturities of five years, seven years and ten years each. The notes were priced with coupon rates of 6.75% for the five year notes, 7.00% for the seven year notes and 7.25% for the ten year notes. The Company utilized approximately $53.6 million of the proceeds of the offering to pay off certain mortgage debt which enabled the Company to generate 64% of its EBITDA (earnings before interest, tax, depreciation and amortization ["EBITDA"]) from unencumbered properties in the fourth quarter of 1996.

     - In December 1996, the Company sold two of its Las Vegas communities, Oasis Star I (44 units) and Oasis Reef (60 units), for approximately $6.6 million and realized a book gain in excess of $2.4 million.

     - During 1996, the Company lowered the London Interbank Offered Rate ("LIBOR") based borrowing rate on its unsecured credit facility to LIBOR + 1.25% from LIBOR + 1.75%.

     - As of December 31, 1996, the Company had a debt to total market capitalization ratio and EBITDA to interest expense ratio of 45% and 4.0x, respectively.

STRATEGIES FOR GROWTH

     The Company's primary business strategy is to generate increasing cash flow and enhanced portfolio value by focusing on the upscale apartment market. The Company has implemented this strategy principally by (i) realizing internal growth in income from its existing portfolio of apartment communities and (ii) pursuing external growth through the selective development and acquisition of new apartment communities.

     The Company believes its strong local market presence, brand name identity and resident-oriented approach reduce turnover and encourages resident referrals, resulting in higher occupancies, higher effective rents and reduced expenses as compared to its competitors.

  Brand name Operating Strategy

     In order to take advantage of the Company's significant presence and market leadership position in Las Vegas, the Company implemented a customer focused brand name operating strategy in 1995. The brand name program is designed to build customer recognition of the Company and its apartment communities and to impart an image of distinction, quality and consistency. All of the Company's Properties incorporate the Oasis brand name and all Company on-site associates wear uniforms advertising the Oasis brand name and logo. The Company believes the Oasis brand name enhances its ability to attract new residents, retain existing residents, gain additional resident referrals, and retain more residents transferring from one Oasis community to another. The Company has incorporated the same brand name operating strategy in Denver and Reno to develop market identity as it establishes its presence in those markets.

  Internal Growth Strategy

     The Company is committed to increasing cash flow and Funds from Operations "FFO" (as defined below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Calculation of Funds from Operations and Funds Available for Distribution")from its existing portfolio of Properties by utilizing the experience and quality of the Company's senior management, which has developed, leased and managed in excess of 16,500 apartment units in the greater Las Vegas metropolitan area and 8,000 apartment units in other states. The Company's operating priorities are: (i) to provide the residents with the highest quality lifestyle possible in an apartment community; (ii) to emphasize a clean, pleasant living environment by maintaining all buildings, grounds and landscaping in excellent condition; and (iii) to attract the caliber of residents who desire to live in a high-quality, clean apartment community with premium service at a reasonable cost.

  External Growth Strategy

     The Company pursues external growth by selectively developing new apartment communities in areas where it has first-hand knowledge of growth patterns and local economic conditions and believes that it has or can create a competitive advantage due to its brand name identity, extensive experience and reputation as a developer and access to lower cost of capital than that available to many of its local competitors. The Company also intends to continue its strategy of selectively acquiring apartment communities to supplement its program of developing new properties.

     In evaluating whether to develop a new property, the Company analyzes salient geographic, demographic, economic and financial data, including the following factors: (i) prevailing rental and occupancy rates in the area; (ii) prospective resident income levels and the ability of those income levels to service the property's requisite rents; (iii) the site's location and aesthetic appeal; and (iv) the size and growth rate of the employment base in the area. In order to provide its residents with a feeling of quality, community, security and accessibility, the Company is extremely selective in seeking development sites which are located in quality single-family neighborhoods having convenient access to employment centers and plentiful amenities.

     In certain circumstances, the Company also may expand its portfolio of properties through the selective acquisition of existing apartment properties. The Company seeks to acquire properties which are: (i) strategically located in the Company's existing or target markets; (ii) capable of increased operating cash flow after benefiting from the Company's renovation and management expertise; (iii) priced below replacement cost, thereby enabling the Company to operate the properties profitably at lower rents than those realized from new properties; and (iv) able to generate returns comfortably in excess of the Company's weighted average cost of capital.

     The Company may from time to time dispose of properties in order to enhance shareholder value.

     It is also the Company's strategy to expand through acquisition and development beyond the greater Las Vegas metropolitan area to certain target markets located in Nevada, Colorado and California. Pursuant to the strategy, the Company has commenced operations and construction of multifamily apartment communi-ties in the greater Denver, Colorado metropolitan area and Reno, Nevada. The Company believes these target markets share many of the favorable investment characteristics found in the Las Vegas area and are in sufficient proximity to allow the Company to continue to benefit from its successful "hands-on" property management philosophy. Furthermore, the Company has entered into an agreement to purchase a 19.8 acre parcel in Mission Viejo, California, subject to the satisfaction of certain entitlement conditions. If the conditions are satisfied and the purchase is completed, the Company intends to build a 380 unit apartment community slated to begin construction in late 1997.

  Financing Strategy

     In conducting its operations and pursuing its external growth strategy, the Company intends to maintain a conservative balance sheet to provide the Company with the financial flexibility to choose the optimal source of capital (whether debt or equity) with which to finance external growth. It is the Company's policy to maintain a debt to total market capitalization ratio (i.e., total consolidated debt of the Company as a percentage of market value of its capital stock plus total consolidated debt) of less than 50%. For purposes of this calculation, the Company's $2.25 Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") is valued at the greater of its liquidation preference or its market value.

INVESTMENT POLICIES

     The Company intends to continue to develop and acquire apartment communities for long term investment. The investment policies of the Company may be unilaterally changed by the Company's Board of Directors. Any change would be made by the Board only after a review and analysis of the change, in light of then existing business and other circumstances, and then only if, in the exercise of its business judgment, it believes the change is in the best interests of the Company's shareholders. At all times, the Company intends to make investments in a manner consistent with requirements of the Internal Revenue Code of 1986, as amended (the "Code"), for the Company to qualify as a REIT unless, because of changing circumstances or changes in the law, the Board of Directors of the Company, with the consent of a majority of the stockholders approving the Board's determination, determines that it is no longer in the best interest of the Company to qualify as a REIT.

     The Company pursues its investment objectives through the development and ownership of apartment communities. While the Company intends to diversify in terms of property location, size and market, the Company does not intend to invest in properties other than communities (with the exception of the Commercial Center). The Company currently intends selectively to purchase existing apartment properties. The Company may also purchase undeveloped land and construct apartment communities.

     While the Company will emphasize equity real estate investments, the Company may, in its discretion, invest in mortgages and other real estate interests consistent with its qualification as a REIT. The Company does not presently intend to invest in mortgages or deeds of trust, but may invest in participating or convertible mortgages if the Company concludes that it may benefit from the cash flow or any appreciation in the value of a property.

     Subject to the percentage of ownership limitations and gross income and asset tests necessary for REIT qualification, the Company also may invest in securities of other entities engaged in real estate activities or securities of their issuers. The Company may in the future acquire all or substantially all of the economic interest in a real estate-related operating business; however, the Company does not currently intend to invest in the securities of any other issuer.

     While the Company will actively manage its capital structure, it intends to maintain a conservative balance sheet to provide the Company with the financial flexibility to choose the optimal source of capital (whether debt or equity) with which to finance external growth. It is the Company's policy to maintain a debt to total market capitalization ratio (i.e., total consolidated debt of the Company as a percentage of market value of the Common Stock and Preferred Stock plus total consolidated debt) of less than 50%. It is the intent of the Board of Directors, however, to retain the ability to raise additional capital, including additional debt, to pursue attractive opportunities that may arise and to otherwise act in a manner that it believes to be in the best interests of the Company and its stockholders. The Company, therefore, may from time to time re-evaluate its borrowing policies in light of then current economic conditions, relative costs of debt and equity capital, market value of properties, growth and acquisition opportunities and other factors and, in light of such information, the Company may modify its borrowing policy and may increase or decrease its ratio of debt to total market capitalization.

     The Company has not established any limit on the number or amount of mortgages that may be placed on any single property or on its portfolio as a whole.

     Capital for new acquisitions or developments will be raised either as debt or equity depending on the then current leverage of the Company and market conditions. The Company also may determine to issue securities senior to the shares of common stock, including preferred stock and debt securities (either of which may be convertible into common stock or be accompanied by warrants to purchase common stock). The Board of Directors may determine to issue shares of Common Stock or other securities of the Company in exchange for property. The Company also may determine to finance acquisitions through the exchange of properties or issuance of additional shares of Common Stock or other securities.

CONFLICT OF INTEREST POLICIES

     The Company has adopted certain policies and entered into certain agreements designed to reduce potential conflicts of interest. The Company's employment agreements with Robert V. Jones, Scott S. Ingraham, Allan O. Hunter Jr., and Walter B. Eeds prohibit each of them, during his employment by the Company, from engaging, without the Company's consent, in any business competitive with that of the Company. Each agreement also provides that during the one year period following termination of employment, so long as employment has not been terminated without cause (as defined in the agreement), the individual will not engage in the development, acquisition, construction or management of multifamily apartment properties, other than through the Company, in the states of Nevada, California, Arizona, Utah, New Mexico and Colorado.

     Mr. Jones has entered into a noncompetition agreement with the Company which provides that he will not engage in the development, acquisition, construction or management of multifamily apartment properties in the states of Nevada, California, Arizona, Utah, New Mexico and Colorado for such time as Mr. Jones is an executive officer, Director or greater than 5% stockholder of the Company.

REGULATION

  General

     Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. The Company believes that its properties have the necessary permits and approvals to operate its business.

  Restrictions Imposed by Laws Benefiting Disabled Persons

     Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the Company's properties, where removal is "readily achievable." The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of the facilities, such as a leasing office, are open to the public. A number of additional federal, state and local laws exist which also may require modifications to the Properties and the Commercial Center or restrict certain further renovations for the purpose of providing access for disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 13, 1991 to be accessible to the handicapped. Noncompliance with the ADA, the FHAA or other federal, state or local laws governing access by the disabled could result in the imposition of fines or an award of damages to private litigants. Management of the Company believes that the Properties and the Commercial Center are substantially in compliance with present requirements of the ADA and that the Properties and the Commercial Center that are subject to the FHAA are substantially in compliance with that law.

     Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. Although costs of compliance with the ADA and such additional legislation are not currently ascertainable, such costs could be substantial. Limitations or restrictions on the completion of certain renovations as a result of the ADA or such other legislation may limit application of the Company's investment strategy in certain instances or reduce overall returns on the Company's investments.

  Rent Control Legislation

     State and local rent control laws in certain jurisdictions limit a property owners' ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. No rent control laws are currently applicable to the Properties or the Commercial Center, and management is not aware of any intention on the part of applicable governing bodies to enact any rent control legislation. The Company does not presently intend to develop or acquire multifamily apartment communities in markets that are either subject to rent control or in which rent limiting legislation exists. Tax-exempt financing on the Company's two Denver properties, however, may impair the Company's ability to achieve increased rental rates on portions of these properties (see "Item 2. Properties").

ENVIRONMENTAL MATTERS

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by those parties in connection with the contamination. These laws typically impose cleanup responsibility and liability without regard to whether the owner knew of or caused the presence of the contaminants, and the liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate the property, may adversely affect the owner's ability to sell or rent the property or to borrow using the property as collateral. In addition, some environmental laws create a lien on the contaminated site in favor of the government for damages and costs it incurs in connection with the contamination. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of those substances at the disposal or treatment facility, whether or not the facility is owned or operated by that person. Finally, the owner of a contaminated site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the site.

     Certain federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials ("ACMs") when the materials are in poor condition or in the event of building remodeling, renovation or demolition. The laws may impose liability for release of ACMs and may enable third parties to seek recovery from owners or operators of real properties for personal injury associated with ACMs. In connection with its ownership and operation of properties, the Company could be potentially liable for these costs.

     All of the Properties, the development properties and the Commercial Center owned by the Company have been subject to Phase I or similar environmental audits by independent environmental consultants. Environmental assessments have disclosed the existence or possible existence of ACMs on the Oasis Morning, Oasis Plaza, Oasis Ridge, Oasis Topaz, Oasis View and Oasis Winds Properties. The reports did not recommend any remedial action be taken. The reports did recommend, however, that the Company conduct further testing in the relevant areas for ACMs in the event it renovates or demolishes any of these Properties. The Company does not currently have any plans to engage in any renovation or demolition of these Properties that would necessitate further testing. Phase I assessments are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed properties and surrounding properties. Phase I assessments generally include an historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos and equipment containing polychlorinated biphenyls ("PCBs"), and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations.

     The Phase I assessments have not revealed any environmental liability that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any environmental liability. Nevertheless, it is possible that the Company's assessments did not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. The Company believes that its properties are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances or petroleum products. The Company has not been notified by any governmental authority, and is not otherwise aware, of any material noncompliance liability or claim relating to hazardous or toxic substances or petroleum products in connection with any of its present properties.

EMPLOYEES

     As of January 31, 1997, the Company employed approximately 570 persons.

COMPETITION

     All of the Properties are located in developed areas that include other apartment properties. The number of competitive multifamily apartment properties in a particular area could have a material effect on the Company's ability to lease apartment units at the Properties or at any newly developed or acquired properties and on the rents charged. In addition, other forms of multifamily residential properties and single-family homes provide housing alternatives to potential residents of apartment properties.

INSURANCE

     Management believes that the communities and the Commercial Center are covered by adequate fire, flood and property insurance, and that its development properties are also covered by adequate insurance for their stage of development, in each case provided by reputable companies and with commercially reasonable deductibles and limits. There are, however, certain types of losses (generally of a catastrophic nature, such as wars or earthquakes) which may be either uninsurable or not economically insurable. Should an uninsured loss occur, the Company could lose both its invested capital in and anticipated profits from the affected property and could continue to be obligated to repay any mortgage indebtedness on the property.

TAXATION OF THE COMPANY

     Management of the Company believes that the Company has operated in such a manner as to qualify for taxation as a "REIT" under Sections 856 to 860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with its taxable year ended December 31, 1993, and the Company intends to continue to operate in that manner. No assurance can be given, however, that it has operated or will be able to continue to operate in a manner that will enable it to qualify or to remain so qualified.

     If the Company qualifies for taxation as a "REIT", it will generally not be subject to federal corporate income taxes on net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (e.g., at the corporate and stockholder levels) that generally results from investment in stock of a corporation. The Company will continue to be subject, however, to federal income tax under certain circumstances.

     The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the federal income tax treatment.

RISK FACTORS

     In addition to the matters set forth in the foregoing discussion of the Company's business, the operations and financial performance of the Company are subject to the risks described below.

  Lack of Geographic Diversification; Dependence on Greater Las Vegas Metropolitan Area

     A majority of the Properties are located in the greater Las Vegas metropolitan area. The Company's performance may therefore be influenced by economic conditions in this region and the market for apartment units therein. A decline in the economy in this market may adversely affect the ability of the Company to make distributions to stockholders.

  Expansion Into New Markets

     Pursuant to the Company's plans to expand beyond the greater Las Vegas metropolitan area, the Company has commenced operations and construction of multifamily apartment communities in the greater Denver, Colorado metropolitan area and Reno, Nevada. Furthermore, the Company has entered into an agreement to purchase a 19.8 acre parcel in Mission Viejo, California, subject to the satisfaction of certain entitlement conditions. If the conditions are satisfied and the purchase is completed the Company intends to build a 380 unit apartment community slated to begin construction in late 1997. The performance of the Company's properties in these new markets may be linked to economic conditions in these regions and in the market for apartments therein.

  Development and Acquisition Risks; Increased Project Costs; Failure to Obtain Financing; Inability to Meet
  Operating Expenses

     General Development and Acquisition Risks. The Company intends to continue selective development and acquisition of multifamily properties. New project development is subject to a number of risks, including risks of construction delays and cost overruns that may increase project costs, risks that lease-up may not be completed on schedule or that the properties will not achieve anticipated occupancy levels or sustain anticipated rent levels sufficient to generate income to cover operating expenses, and new project commencement risks such as the receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion. Acquisitions entail risks that investments will fail to perform in accordance with expectations and that judgments with respect to the costs of improvements to bring an acquired property up to standards established for the market position intended for that property will prove inaccurate, as well as general investment risks associated with any new real estate investment.

     Risks Relating to Financing; Distributions. The Company anticipates that its development and acquisition activities will be largely financed through externally generated funds from borrowings under credit facilities and other secured and unsecured debt financing and from equity financing. In addition, new development activities may be financed under lines of credit or other forms of secured or unsecured construction financing that would result in a risk that permanent financing for newly developed projects might not be available or would be available only on disadvantageous terms. Because the Company must distribute 95% of its taxable income to maintain its qualifications as a REIT, the Company's ability to rely upon income from operations or cash flow from operations to finance new development or acquisitions will be limited. Furthermore, it has been the Company's practice to make distributions in excess of the 95% requirement, further limiting the cash flow available to the Company for reinvestment. Accordingly, were the Company unable to obtain funds from borrowings or the capital markets to refinance new development or acquisitions undertaken without permanent financing, the Company's ability to grow through additional development and acquisition activities could be curtailed, Funds Available for Distribution "FAD" (as defined below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Calculation of Funds from Operations and Funds Available for Distribution") could be adversely affected and the Company could be required to reduce distributions.

     The Company's income will consist primarily of income from its properties. Differences in timing between the actual receipt of income and the actual payment of expenses and the inclusion of the income and deduction of the expenses in arriving at taxable income of the Company, or the effect of required debt amortization payments, could require the Company to borrow funds on a short-term (or, possibly, long-term) basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT even if management believed that then prevailing interest rates, terms and other market conditions were not generally favorable for such borrowings or that the borrowings would not be advisable in the absence of these tax considerations.

  Debt Risks; Possible Increase in Leverage

     No Limitations on Debt. The Board of Directors of the Company currently has a policy of limiting its indebtedness to approximately 50% of its market capitalization (i.e., total consolidated debt of the Company as a percentage of market value of its capital stock plus total consolidated debt; for purposes of this calculation, total consolidated debt will be calculated net of amounts collateralized with cash, and the Series A Preferred Stock will be valued at the greater of its liquidation preference or its market value, but the organizational documents of the Company do not contain any limitation on the amount or percentage of indebtedness, funded or otherwise, the Company might incur. Accordingly, the Board of Directors could alter or eliminate its current policy on borrowing. If this policy were changed, the Company could become more highly leveraged, resulting in an increase in debt service that could adversely affect the Company's FAD and subsequently its ability to make expected distributions to its stockholders, resulting in an increased risk of default on its obligations.

     Use of Debt Financing. The Company is subject to the risks normally associated with debt financing, including the risk that the Company will have insufficient cash available to meet required payments of principal and interest. As a result of the Company's use of indebtedness and leverage, including the use of debt to finance development and acquisitions and the use of variable rate financing, the cumulative effect of the risks associated with borrowing is greater than that of each of these risks considered individually. In addition, if a property or properties are mortgaged to secure payment indebtedness and the Company is unable to meet mortgage payments or if certain other events of default occur, the property could be foreclosed upon by or otherwise transferred to the mortgagee with a consequent loss of income and asset value to the Company. Any borrowings under the Company's unsecured credit facility (the "Credit Facility"), the Company's outstanding notes due 2001, 2003, 2006 in the aggregate principal amount of $150 million and certain construction loans are general recourse obligations of the Company. In addition, the Credit Facility is secured by cross-collateralized liens on certain of the Properties and, accordingly, default under the Credit Facility could result in foreclosure on multiple Properties.

     Existing Debt Maturities. At December 31, 1996, the Company had outstanding $394.3 million of indebtedness, $158.8 million of which was secured by certain of the Properties. Most of that indebtedness will mature during the period 1998 through 2008. Since the Company anticipates that only a small portion of the principal of the indebtedness will be repaid prior to maturity and the Company will not have on hand funds sufficient to repay the indebtedness in full at maturity, it will be necessary for the Company to refinance the debt either through additional debt offerings or additional equity offerings. If, at the time of refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, the Company's interest expenses would increase, which would adversely affect the Company's Funds Available for Distribution and subsequently its ability to make distributions to stockholders. In addition, in the event the Company were unable to refinance the indebtedness on acceptable terms, the Company might dispose of properties upon disadvantageous terms, which might result in losses to the Company and might adversely affect FAD.

     Risks of Rising Interest Rates. The Company has incurred and expects in the future to incur variable rate indebtedness in connection with the construction of multifamily apartment communities, as well as for other purposes. In addition, financing under the Credit Facility is variable rate indebtedness. An increase in interest rates would increase the interest on variable rate indebtedness, and could have an adverse effect on net income and FAD.

  Real Estate Investment Risks; Adverse Impact on Ability to Make Distributions; Effect on Value of the
  Properties

     General. Real property investments are subject to varying degrees of risk. The yields available from equity investments in real estate depend on the amount of income generated and expenses incurred. If the Company's properties do not generate income sufficient to meet operating expenses, including debt service and capital expenditures, the Company's income and ability to make distributions to its stockholders will be adversely affected. Income from properties may be adversely affected by the general economic climate, local conditions such as oversupply of apartments or a reduction in demand for apartments in the area, the attractiveness of the properties to tenants, competition from other available apartments, the ability of the owner to provide adequate maintenance and insurance, and increased operating costs (including real estate taxes). The Company's income would also be adversely affected if a significant number of tenants were unable to pay rent or apartments could not be rented on favorable terms. Certain significant expenditures associated with each property investment (such as mortgage payments, real estate taxes and maintenance costs) generally are not reduced when circumstances cause a reduction in income from the investment.

     Illiquidity of Real Estate. Real estate investments may be illiquid and, therefore, could tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Code places limits on the ability of the Company, as a REIT, to sell properties held for fewer than four years, which may affect the Company's ability to sell properties without adversely affecting returns to stockholders

  Adverse Tax Consequences of Failure to Qualify as a REIT.

     The Company intends at all times to qualify as a REIT under the relevant provisions of the Code. Although the Company believes that it has been and will continue to be organized and operated in that manner, no assurance can be given that the Company will qualify or continue to qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations, and the determination of various factual matters and circumstances not entirely within the Company's control. In addition, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of qualification.

     If in any taxable year the Company fails to qualify as a REIT, the Company would not be allowed a deduction for distributions to stockholders in computing its taxable income and would be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at corporate rates. In addition, unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. An exception to this four-year rule exists if, among other things, the Company can satisfy the Internal Revenue Service that its failure to qualify as a REIT was due to reasonable cause and not to willful neglect of the qualification provisions of the Code. If this exception is not applicable and the Company becomes disqualified from treatment as a REIT, the FAD would be reduced for each of the years involved. In addition, the Company would not be compelled to make distributions under the Code. To the extent that distributions to stockholders would have been made in anticipation of the Company's qualifying as a REIT, the Company might be required to borrow funds or to liquidate certain of its investments to pay the applicable tax. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Company's Board of Directors to revoke the REIT election.

  Ownership Limit Necessary to Maintain REIT Qualification; Exception for Robert Jones and Related
  Persons

     In order for the Company to maintain its qualification as a REIT, not more than 50% of the value of its outstanding stock may be owned, directly or constructively, by five or fewer individuals or entities (as set forth in the Code). For the purpose of preserving the Company's REIT qualification, the Company's articles of incorporation prohibit direct or constructive ownership of more than 8% by value of the outstanding shares of capital stock (the "Ownership Limit") by any person (with exception for Robert Jones, members of his family, affiliated entities and their transferees), subject to adjustments as described below. The constructive ownership rules are complex and may cause shares of capital stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. There are certain exceptions for corporations or certain investment funds for which shares of capital stock are treated as proportionately owned by the owners of those entities.

     The number of shares of Common Stock held by Robert V. Jones and certain members of his family and affiliates exceeds the Ownership Limit and may continue to exceed it. The Company's articles of incorporation provide that any of Mr. Jones, members of his family, affiliated entities and their transferees may acquire additional shares up to a specified limit, which currently is 17.8% by value of the outstanding shares of capital stock (the "Existing Holder Limit").

     The Board of Directors may increase the Ownership Limit (but not in excess of 9.8% by value of the outstanding shares of capital stock) with respect to a particular stockholder and may increase the Existing Holder Limit so long as after giving effect to the increase of the five largest beneficial owners of shares of capital stock, taking into account the Ownership Limit and the Existing Holder Limit, could not hold more than 49% of the outstanding shares of capital stock and the Board of Directors is satisfied, based upon the advice of tax counsel, that ownership at the increased limit will not jeopardize the Company's status as a REIT. A transfer of shares to a person who, as a result of the transfer, violates the Ownership Limit may be void under some circumstances or may be exchanged for Excess Stock which has very limited rights and no rights to distributions.

  Limitation on Acquisition and Change in Control

     Ownership Limit. The Ownership Limit may have the effect of precluding acquisition of control of the Company by a third party without the consent of the Board of Directors.

     Staggered Board. The Board of Directors of the Company is comprised of three classes of Directors, whose terms expire in 1997, 1998 and 1999, respectively. The staggered terms for Directors may affect the stockholder's ability to change control of the Company even if a change in control were in the stockholder's interest.

     Preferred Stock. The Company's articles of incorporation authorize the Board of Directors to issue shares of preferred stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company even if a change in control were in the stockholders' interest.

ITEM 2.  PROPERTIES

  General

     As of January 31, 1997, the Company owned and operated 49 apartment communities containing 13,428 apartment units, as well as the Commercial Center in which the Company's headquarters is located and had under development an additional 1,897 units. The Properties typically consist of one- and two-story buildings in a landscaped setting. Forty of the Properties (comprising approximately 74% of the total units) were completed less than 10 years ago. The Properties are predominantly upscale garden apartment complexes consisting of one, two and three bedroom apartments. Forty-four of the Properties have in excess of 100 apartment units, with the largest having 720 apartment units. As of the end of January 1997, the weighted average occupancy rate of the Properties (excluding one community in lease-up) was 95.7%.

     The Properties generally provide residents with a variety of attractive amenities, such as in-unit laundry facilities, oversized luxury bath tubs, monitored security systems, swimming pools, spas and saunas, extensive landscaping and, in certain cases, tennis courts, racquetball courts, and weight and exercise facilities. The Properties generally are located in or adjacent to attractive and desirable single-family residential neighborhoods and are easily accessible to significant areas of employment.

     The 30,000 square foot Commercial Center was constructed in 1989. The Company occupies 15,100 square feet of the building as its headquarters, and the remainder is leased to third parties, consisting predominantly of banking, professional and service businesses. As of January 31, 1997, the Commercial Center was 100% leased, with third party tenants paying an average annualized rent per square foot of $19.26. Aside from the Company, one tenant, a bank, occupies more than 10% of the Commercial Center. The bank's lease expires in May 2008 and has two five-year renewal options priced at fair market value. None of the Company's properties account for 10% or more of the book value of the Company's assets.

PROPERTY INFORMATION

     The following table presents certain information concerning the Properties:

                                                                                                                  MONTH ENDED
                                                                                                                   JAN. 1997
                                                                                                   OCCUPANCY    AVERAGE MONTHLY
                                 APPROXIMATE                               AVERAGE                  FOR THE      RENTAL RATE(2)
                        NUMBER    RENTABLE                                  UNIT        1996      MONTH ENDED   ----------------
                          OF        AREA         TOTAL         YEAR         SIZE       AVERAGE      JANUARY      PER       PER
THE COMMUNITIES         UNITS     (SQ. FT.)    ACREAGE(1)   COMPLETED     (SQ. FT.)   OCCUPANCY      1997        UNIT    SQ. FT.
----------------------- ------   -----------   ----------   ----------    ---------   ---------   -----------   ------   -------
Las Vegas
  Oasis Bay............    128       108,032        5.6        1990           844        96.6%        93.8%     $  702    $0.83
  Oasis Bel Air........    296       296,512       14.3        1995         1,002          --(3)      97.0%        765     0.76
  Oasis Breeze.........    320       275,920       13.3        1989           862        96.3%        95.0%        660     0.77
  Oasis Canyon.........    200       197,408       10.0        1995           987        93.2%        93.5%        773     0.78
  Oasis Cliffs.........    376       351,920       18.5        1988           936        98.2%        96.3%        692     0.74
  Oasis Club...........    320       286,560       14.8        1989           896        97.7%        98.1%        694     0.78
  Oasis Cove...........    124       111,290        5.2      1990/96          898        93.0%(4)     96.8%        663     0.74
  Oasis Crossings......     72        70,752        4.0        1996           983          --(3)      97.2%        744     0.76
  Oasis Del Mar........    560       552,040       24.2        1995           986          --(3)      94.8%        797     0.81
  Oasis Emerald........    132       115,180        6.2        1988           873        94.9%        97.0%        621     0.71
  Oasis Glen...........    113        89,488        4.8        1994           792        96.6%        98.2%        683     0.86
  Oasis Greens.........    432       385,216       18.0        1990           892        97.3%        94.7%        676     0.76
  Oasis Harbor I.......    336       338,696       18.5        1996         1,008          --(3)      95.5%        764     0.76
  Oasis Heights........    240       204,160        9.5        1989           851        97.6%        96.7%        621     0.73
  Oasis Heritage.......    720       678,760       45.4     1985/86/87        943        92.2%        92.6%        579     0.61
  Oasis Hills..........    184       106,472        5.3        1991           579        98.2%        98.9%        485     0.84
  Oasis Island.........    118       106,260        5.8        1990           901        92.7%        94.9%        632     0.70
  Oasis Landing........    144       124,752        6.4        1990           866        95.9%        93.8%        656     0.76
  Oasis Meadows........    383       397,276       20.7        1996         1,037          --(3)      95.0%        761     0.73
  Oasis Morning........    106        53,772        2.6      1978/85          507        94.6%        92.5%        454     0.90
  Oasis Orchid.........    280       315,640       16.9        1989         1,127        90.9%        90.7%        717     0.64
  Oasis Palms..........    208       184,272       12.7        1989           886        94.2%        90.4%        642     0.72
  Oasis Paradise.......    624       560,896       35.6      1990/91          899        93.7%        95.0%        713     0.79
  Oasis Pearl..........     90        82,332        4.3     1987/89/92        915        97.3%        97.8%        670     0.73
  Oasis Place..........    240       105,600        5.3        1992           440        94.3%        96.3%        453     1.03
  Oasis Plaza..........    300       245,936       11.9        1976           820        95.8%        96.3%        580     0.71
  Oasis Pointe.........    252       249,216       12.6        1996           989          --(3)      96.0%        746     0.75
  Oasis Rainbow........    232       202,600       12.0        1988           873        95.3%        97.8%        647     0.74
  Oasis Ridge..........    477       187,833       11.2        1984           394        91.6%        95.6%        440     1.12
  Oasis Rose...........    212       213,888       13.3        1994         1,009        94.5%        92.0%        705     0.70
  Oasis Sands..........     48        54,000        2.1        1994         1,125        93.9%        93.8%        751     0.67
  Oasis Springs........    304       246,912       12.0        1988           812        95.6%        98.0%        605     0.74
  Oasis Star II........     24        21,720        1.3        1991           905        96.5%       100.0%        659     0.73
  Oasis Suites.........    409       163,200        8.1        1988           399        90.3%        96.6%        436     1.09
  Oasis Summit.........    234       277,836       24.2      1994/95        1,187        98.0%        99.1%      1,016     0.86
  Oasis Terrace........    336       334,848       15.2        1995           997        89.5%        96.4%        685     0.69

                                                                                                                  MONTH ENDED
                                                                                                   OCCUPANCY       JAN. 1997
                                 APPROXIMATE                               AVERAGE                  FOR THE     AVERAGE MONTHLY
                        NUMBER    RENTABLE                                  UNIT        1996      MONTH ENDED    RENTAL RATE(2)
                          OF        AREA         TOTAL         YEAR         SIZE       AVERAGE      JANUARY      PER       PER
THE COMMUNITIES         UNITS     (SQ. FT.)    ACREAGE(1)   COMPLETED     (SQ. FT.)   OCCUPANCY      1997        UNIT    SQ. FT.
----------------------- ------   ----------      -----                      -----       ----         ----       ------    -----
  Oasis Tiara..........    400       417,016       22.3        1996         1,043          --(3)      98.0%        813     0.78
  Oasis Topaz..........    270       223,268       12.6        1978           827        96.5%        99.3%        594     0.72
  Oasis Trails.........    360       322,956       12.3        1990           897        95.0%        95.6%        660     0.74
  Oasis View...........    180       169,200       11.4        1983           940        95.6%        97.1%        630     0.67
  Oasis Villas.........     84        86,856        4.7        1996         1,034          --(3)      90.5%        792     0.77
  Oasis Vinings........    234       269,574       11.1     1993/1994       1,152        90.0%        86.3%        741     0.64
  Oasis Vintage........    368       366,048       17.0     1993/1994         995        90.1%        92.1%        708     0.71
  Oasis Vista..........    408       363,196       30.0        1985           890        97.3%        98.3%        517     0.58
  Oasis Winds..........    350       282,500       12.5        1978           807        97.1%        97.7%        575     0.71
                        ------    ----------      -----                     -----        ----         ----      ------    -----
    Subtotals/
      Wtd. Avg......... 12,228    10,797,809      585.5                       883        94.4%        95.5%        660     0.75
Denver
  Oasis Centennial.....    276       205,380        9.1        1985           744        95.4%        96.4%        640     0.86
  Oasis Deerwood.......    342       391,590       23.4        1996         1,145          --(3)      77.8%(3)   1,068     0.93
  Oasis Park...........    224       167,600        6.3        1985           748        92.6%        99.6%        650     0.87
  Oasis Wexford........    358       289,968       16.9        1986           810        93.3%        99.7%        690     0.85
                        ------    ----------      -----                     -----        ----         ----      ------    -----
    Subtotals/
      Wtd. Avg.........  1,200     1,054,538       55.7                       879        93.8%        98.6%        779     0.89
    Total/Wtd. Avg. ... 13,428    11,852,347      641.4                       883        94.3%        95.7%     $  670    $0.76
                        ======    ==========      =====                     =====        ====         ====      ======    =====
Lease-up
Las Vegas:
  Oasis Gateway........    360       418,680       19.3      1997(5)        1,163          --(3)       2.5%     $  838    $0.72
  Oasis Pines..........    315       313,950       17.6      1997(5)          997          --(3)       4.1%        825     0.83
Reno:
  Oasis Bluffs I.......    450       501,687       50.1      1997(5)        1,115          --(3)      15.8%        959     0.86
Denver:
  Oasis Denver West....    321       324,375       20.8      1997(5)        1,011          --(3)       4.8%        971     0.96
  Oasis Lakeway........    451       425,770       28.0      1997(5)          944          --(3)       3.1%        937     0.99
                        ------    ----------      -----                     -----        ----         ----      ------    -----
    Lease-up Totals/
      Wtd. Avg. .......  1,897     1,984,462      135.8                     1,046          --          6.4%        911     0.87
    Grand Totals/
      Wtd. Avg. ....... 15,325    13,836,809      777.2                       903        94.3%        84.2%     $  700    $0.78
                        ======    ==========      =====                     =====        ====         ====      ======    =====

---------------
(1) Reflects gross acreage for each community.

(2) Reflects a weighted average of current contract rents for occupied units and market rents for unoccupied units for each community.

(3) Under development and/or in lease-up during Period. Accordingly, its occupancy is not included in the subtotal or total.

(4) Average occupancy for the 104 unit phase I; phase II was completed and stabilized in 1996.

(5) Estimated year of completion.

     In order to maintain favorable tax-exempt financing on two of the Properties in the Denver market (Oasis Park and Oasis Wexford), the Company is required to comply with affordable housing restrictions that require a certain percentage of the units at these communities to be leased to persons with incomes below a certain percentage of the local median income. This obligation may impair the Company's ability to achieve increased rental rates on portions of these communities.

  Development Information

     The following table presents certain information concerning the Company's development activities:

                                     APPROXIMATE                                                                 ESTIMATED
                            NUMBER    RENTABLE     APPROXIMATE    AVERAGE                        ANTICIPATED       TOTAL
                              OF        AREA          TOTAL      UNIT SIZE     CONSTRUCTION     CONSTRUCTION     INVESTMENT
        COMMUNITIES         UNITS     (SQ. FT.)    ACREAGE(1)    (SQ. FT.)     COMMENCEMENT      COMPLETION         (2)
--------------------------- ------   -----------   -----------   ----------   --------------   ---------------   ----------
                                                                                                                  (DOLLARS
                                                                                                                     IN
                                                                                                                 MILLIONS)
Under Construction
  Las Vegas:
    Oasis Gateway..........   360       418,680        19.3         1,163     1st Qtr. 1996     2nd Qtr. 1997        25.4
    Oasis Pines............   315       313,950        17.6           997     1st Qtr. 1996     2nd Qtr. 1997        22.8
  Denver:
    Oasis Denver West(3)...   321       324,375        20.8         1,011     2nd Qtr. 1996     4th Qtr. 1997        27.2
    Oasis Lakeway..........   451       425,770        28.0           944     1st Qtr. 1996     4th Qtr. 1997        37.3
  Reno:
    Oasis Bluffs I.........   450       501,687        50.1         1,115     2nd Qtr. 1996     3rd Qtr. 1997        37.1
                            -----     ---------       -----         -----                                          ------
    Subtotal/weighted
      average.............. 1,897     1,984,462       126.5         1,046                                          $149.8
                                                                                                                   ======
Future Construction
  Las Vegas:
    Oasis Bluffs II........   414       461,552        50.6         1,115          (4)               (4)
    Oasis Harbor II........   248       250,026        13.6         1,008          (4)               (4)
    Oasis Miramar..........   352       350,112        19.6           995          (4)               (4)
                            -----     ---------       -----         -----
    Subtotal/weighted
      average.............. 1,014     1,061,690        83.8         1,047
                            -----     ---------       -----         -----
  Total/weighted average... 2,911     3,046,162       210.3         1,046
                            =====     =========       =====         =====

---------------
(1) Reflects gross acreage for each community.

(2) Includes cost of land.

(3) Owned 50% by the Company through its member interest in Denver West Apartments, L.L.C. Accordingly, the Company's share of the estimated total investment will be $13.6 million.

(4) In preliminary planning stage; no construction schedule has been established. Commencement of construction is contingent upon a number of factors, including suitable financing, and there can be no assurances as to when or if such financing will be obtained. See "Risk Factors -- Development and Acquisition Risks."

     The time required to complete the lease-up phase of development varies from project to project. The Company typically develops its properties in phases, opening a portion of the total units to occupancy at one time. The Company begins leasing activities approximately 60 days before the first phase is opened for occupancy, setting up a temporary leasing office at the property.

     The Company has entered into an agreement to purchase a 19.8 acre parcel in Mission Viejo, California, subject to the satisfaction of certain entitlement conditions. If the conditions are satisfied and the purchase is completed the Company intends to build a 380 unit apartment community slated to begin construction in late 1997. The Company has also entered into an agreement to purchase a 19.5 acre parcel in the Interlaken High-Technology Business Park, along Highway 36 which connects Denver and Boulder, Colorado, subject to the satisfaction of certain development conditions. If the conditions are satisfied and the purchase is completed the Company intends to build a 340 unit apartment community slated to begin construction in late 1997.

     The following table sets forth information regarding stabilization dates of the Company's completed developments since the Company's initial public offering:

                                                  NUMBER           DATE OF         STABILIZATION
                   PROPERTY                      OF UNITS        COMPLETION           DATE(1)
-----------------------------------------------  ---------     ---------------    ---------------
Oasis Summit I.................................       78          June 1994         August 1994
Oasis Sands....................................       48         August 1994       October 1994
Oasis Vintage II...............................       32         August 1994      September 1994
Oasis Vinings II...............................      132       September 1994      January 1995
Oasis Rose.....................................      212        October 1994       January 1995
Oasis Terrace..................................      336        February 1995       August 1995
Oasis Summit II................................      156          May 1995         October 1995
Oasis Canyon...................................      200          July 1995        October 1995
Oasis Del Mar..................................      560        December 1995        June 1996
Oasis Bel Air..................................      296        December 1995      December 1996
Oasis Pointe...................................      252         March 1996          May 1996
Oasis Cove II..................................       20         April 1996         August 1996
Oasis Meadows..................................      383         April 1996        December 1996
Oasis Harbor I.................................      336        November 1996      January 1997
Oasis Deerwood.................................      342       September 1996       May 1997(2)
Oasis Crossings................................       72       September 1996      December 1996
Oasis Tiara....................................      400       September 1996      November 1996
Oasis Villas...................................       84       September 1996      February 1997
                                                   -----
  Total........................................    3,939
                                                   =====

---------------
(1) Date on which the community achieved an occupancy rate of 93%.

(2) Estimated date on which community will achieve an occupancy rate of 93%.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company, the Properties, the development properties, nor the Commercial Center are subject to any material litigation nor, to the Company's knowledge, is any material litigation threatened against the Company, the Properties, the development properties or the Commercial Center, other than routine litigation and administrative proceedings arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange (the "NYSE"). As of March 24, 1997, there were approximately 355 stockholders of record and in excess of 9,000 beneficial stockholders of the Company's common stock. The Company's common stock first traded on October 22, 1993. Set forth below are the high and low sales prices as reported on the NYSE of the Company's common stock for the periods indicated, as well as the dividends declared by the Company per share of common stock for each period:

                                                                                    DIVIDENDS
                                                                                    DECLARED
                                                                HIGH       LOW      PER SHARE
                                                                -----     -----     ---------
    1995
      First Quarter...........................................  $24 5/8   $21 3/4     $ .41
      Second Quarter..........................................   24 1/4    21           .41
      Third Quarter...........................................   23 3/4    21 1/2       .41
      Fourth Quarter..........................................   23 3/4    19 1/2      .435
    1996
      First Quarter...........................................   24 1/2    22          .435
      Second Quarter..........................................   23 1/2    21          .435
      Third Quarter...........................................   22        21 1/8      .435
      Fourth Quarter..........................................   23 1/2    20 1/2      .435
    1997
      First Quarter (through March 24, 1997)..................   23        22 3/4       N/A

     The closing price of the Company's common stock at December 31, 1996 and 1995 was $22.75.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical financial information for the Company and for the multifamily apartment communities and Commercial Center owned by the Company's predecessors prior to the Company's initial public offering (the "Original Properties and Commercial Center"). The historical information for the Company reflects the actual operations of the Company from the date of the initial public offering and the operating data for the Original Properties and Commercial Center prior to the date of the Company's initial public offering.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                  --------------------------------------------------------------
                                                                     1996          1995          1994         1993        1992
                                                                  ----------    ----------    ----------    --------    --------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PROPERTY DATA)
OPERATING DATA
  Revenue.......................................................  $   95,999    $   76,329    $   51,897    $ 22,552    $ 15,481
    Property operating and maintenance..........................      27,226        21,485        14,978       6,782       5,242
    Property management fees (related party)....................          --            --            --         391         424
    General and administrative..................................       3,230         2,645         2,352         338          --
    Real estate taxes...........................................       5,230         4,079         2,814       1,372         980
    Interest....................................................      15,216         7,310         6,371       7,538       7,160
    Interest (related party)....................................          --            --            --       1,294       1,533
    Interest (non-cash).........................................       1,118         1,332           673       1,791       1,309
    Depreciation and amortization...............................      15,637        12,062         8,689       4,343       3,472
                                                                  -----------   -----------   -----------   --------    --------
        Total expenses..........................................      67,657        48,913        35,877      23,849      20,120
                                                                  -----------   -----------   -----------   --------    --------
  Income before gain on sale of real estate assets and
    extraordinary item..........................................      28,342        27,416        16,020      (1,297)     (4,639)
                                                                  -----------   -----------   -----------   --------    --------
  Gain on sale of real estate assets............................       2,444            --            --          --          --
  Less extraordinary item.......................................       1,403         1,952            --          --          --
                                                                  -----------   -----------
  Net income (loss).............................................      29,383        25,464        16,020      (1,297)     (4,639)
OTHER DATA
  Funds from Operations(1)......................................  $   43,766    $   39,329    $   24,350
PER SHARE AMOUNTS
  Income before extraordinary item (net of preferred
    dividend)...................................................  $     1.32    $     1.29    $     1.24
  Less extraordinary item.......................................         .09           .12            --
  Net income available for common stockholders..................  $     1.23    $     1.17    $     1.24
  Common stock dividends declared...............................  $     1.74    $     1.64    $     1.43
RATIOS
  Common stock dividend payout(2)...............................         82%           81%           81%
  Fixed charge coverage(3),(4)..................................       1.74x         2.10x         2.19x       0.88x       0.52x
  EBITDA to interest expense(5).................................       3.96x         6.58x         4.98x       1.55x       1.02x
PROPERTY DATA(6)
  Total communities, end of year................................          49            43            38          24          15
  Total apartment units, end of year............................      13,428        11,643         9,819       5,317       2,586
  Total apartment units, weighted average.......................      12,671        10,610         7,416       3,501       2,546
  Weighted average monthly rental income per apartment
    unit(7).....................................................  $      606    $      570    $      549    $    507    $    480

                                                                                           DECEMBER 31,
                                                                  --------------------------------------------------------------
                                                                     1996          1995          1994         1993        1992
                                                                  ----------    ----------    ----------    --------    --------
                                                                                      (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA
  Real estate assets............................................  $  689,265    $  548,397    $  434,237    $206,678    $ 97,238
  Total assets..................................................     774,773       641,936       502,432     208,789     102,116
  Debt..........................................................     394,274       250,825       212,093      49,426     110,155
  Total liabilities.............................................     402,561       261,482       215,834      50,870     114,572
  Stockholders' equity..........................................     372,212       380,454       286,598     157,919     (12,456)
  Weighted average common shares outstanding....................  16,237,646    16,230,429    12,957,175

---------------
(1) Defined below under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations -- Calculation of Funds from Operations and Funds Available for Distribution."
(2) The common stock dividend payout ratio was computed by dividing common stock dividends by primary Funds from Operations.
(3) The fixed charge coverage ratio was computed by dividing earnings to fixed charges. For this purpose, earnings consists of pre-tax income from continuing operations plus interest expense and amortization of debt issuance costs. Fixed charges consist of interest expense, capitalized interest amortization of debt issuance costs.
(4) Earnings for the years ended December 1993 and 1992 were inadequate to cover fixed charges. For those years, fixed charges exceeded earnings by $1,328 and $5,021, respectively.
(5) The EBITDA to interest expense ratio is computed by dividing the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") by interest expense.
(6) Excludes communities under development.
(7) Excludes rental income from commercial properties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BACKGROUND

     The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. Oasis Residential, Inc. (the "Company") became an operating entity on October 22, 1993, when it completed an initial public offering of common stock (the "Initial Offering"). In connection with the Initial Offering, the Company acquired 17 properties from the Robert V. Jones, Corp. and other affiliates (the "Original Properties and Commercial Center") and acquired 2,023 apartment units.

     In July 1994, the Company completed a second public offering of 5,750,000 shares of common stock. The net proceeds of the offering (approximately $132,000,000) were used to acquire five multifamily communities containing 2,441 units for approximately $98,811,000 including the assumption of $38,880,000 of mortgage indebtedness, to effectively repay $16,067,000 of construction loan indebtedness and to reduce the amounts drawn on the Company's credit facilities by approximately $51,000,000. The balance of the net proceeds was used for general corporate purposes, including other acquisitions and development activities.

     In April 1995, the Company completed a public offering of 4,165,000 shares of $2.25 Series A Cumulative Convertible Preferred Stock at $25.00 per share. The net proceeds of the offering were approximately $99,200,000 of which $63,000,000 was used to repay credit facility debt, $6,100,000 was used to repay short-term debt and $23,214,000 was used to repay construction debt. The balance of the net proceeds was used for working capital purposes.

RESULTS OF OPERATIONS

     Increases in the operating results for the periods discussed below are primarily the result of increases in the number of properties owned and operated, as well as a result of increased rental rates. Where applicable, comparisons have been made on a weighted average per unit basis in order to adjust for such changes in the number of units owned. In computing the weighted average per unit amounts, income and expenses of the commercial properties have been eliminated.

  Comparison of year ended December 31, 1996 to year ended December 31, 1995

     The weighted average number of apartment units increased by 2,061, or 19%, from 10,610 units in 1995 to 12,671 units in 1996. This increase is primarily the result of the development of 1,889 units during 1996, as well as the acquisition and development of 276 and 856 units, respectively, during the second half of 1995. This increase was partially offset by the sale of two apartment communities comprising 104 apartment units during December 1996. Total apartment units owned at the end of each period were 13,428 and 11,643, respectively.

     For the year ended December 31, 1996, net income increased by $3,919,000 as compared to the year ended December 31, 1995. For the year ended December 31, 1996, net income included an extraordinary charge of $1,403,000 and a gain on sale of real estate assets of $2,444,000. The extraordinary charge for the year ended December 31, 1996 related to the unamortized loan fees and prepayment penalty fees associated with the mortgage notes payable which were repaid with the proceeds from the issuance of $150,000,000 in notes payable in the fourth quarter of 1996. The gain on sale of real estate assets related to the sale of Oasis Star I (44 units) and Oasis Reef (60 units) in the fourth quarter of 1996. For the year ended December 31, 1995, net income included an extraordinary charge of $1,952,000 for unamortized loan fees and costs associated with the credit facility debt that was retired during the third quarter of 1995. When examining income on an income before gain on sale of real estate assets and extraordinary charge basis, income for the year ended December 31, 1996 increased by $926,000 as compared to the year ended December 31, 1995. This increase was due to increased rental and other income of $19,594,000 and $76,000, respectively, as well as a decrease in interest expense (non-cash), which represents amortization of loan fees and costs, of $214,000. Offsetting these factors were increases in property operating and maintenance expenses of $5,741,000, general and administrative expenses of $585,000, real estate taxes of $1,151,000, interest expense of $7,906,000, and depreciation and amortization of $3,575,000. The increases in revenue and expenses were primarily the result of operating a greater number of apartment units in 1996 as compared to 1995.

  Multifamily Communities

     The following table presents the operations of the Company's multifamily apartment communities (excluding the commercial properties and corporate general and administrative expenses) for the year ended December 31, 1996 with comparative amounts for 1995:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1996        1995       % CHANGE
                                                            -------     -------     --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
    Rental income.........................................  $92,196     $72,595        27%
    Other income..........................................    2,858       2,388        20%
                                                                                       --
                                                            -------     -------
         Total income.....................................   95,054      74,983        27%
                                                                                       --
                                                            -------     -------
    Property operating and maintenance....................   27,085      21,356        27%
    Real estate taxes.....................................    5,189       4,038        29%
                                                                                       --
                                                            -------     -------
         Total property operating expenses................   32,274      25,394        27%
                                                                                       --
                                                            -------     -------
         Property net operating income, before interest
           expense and depreciation and amortization......  $62,780     $49,589        27%
                                                            =======     =======        ==

     Rental income increased by $19,601,000, or 27%, from $72,595,000 in 1995 to $92,196,000 in 1996. Of the increase, $16,533,000 was attributable to development communities, $1,412,000 was attributable to Oasis Centennial, which was acquired in the third quarter of 1995, and the balance was attributable to increased rents at communities owned during both periods. The weighted average monthly rental income per apartment unit was approximately $606 in 1996 compared to $570 in 1995.

     Other income (consisting primarily of nonrefundable security deposits, application and cleaning fees, laundry and vending income) increased by $470,000, or 20%, from $2,388,000 in 1995 to $2,858,000 in 1996, primarily due to the operation of additional apartment communities in 1996 as compared to 1995.

     Property operating and maintenance expenses increased by $5,729,000, or 27%. On a weighted average per unit, per month basis, these expenses increased by $10, or 6%, from $168 in 1995 to $178 in 1996. These increases are primarily attributable to general increases in utility rates during 1996, as well as to additional costs associated with the Company's implementation of its brand name operating strategy.

     Real estate taxes increased by $1,151,000, or 29%, primarily due to the acquisition and development of additional apartment communities in 1996 and during the second half of 1995. On a weighted average per unit, per month basis, real estate taxes increased by $2, or 6%, from $32 in 1995 to $34 in 1996. This increase is primarily due to the periodic re-assessment of the value of the Company's communities. Nevada law requires the taxing authorities to re-assess approximately twenty percent of all properties each year. Accordingly, each of the Company's properties will be re-assessed for tax purposes approximately once every five years.

  "Same Store" Portfolio

     The operating performance of the 40 communities and the first phase of one community containing an aggregate of 9,819 apartment units which the Company owned and operated (excluding communities under development) as of January 1, 1995, are summarized as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1996        1995       % CHANGE
                                                            -------     -------     --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
    Rental income.........................................  $67,850     $66,194          3%
    Other income..........................................    2,163       2,315         (7)%
                                                                                        --
                                                            -------     -------
         Total income.....................................   70,013      68,509          2%
                                                                                        --
                                                            -------     -------
    Property operating and maintenance....................   20,424      19,630          4%
    Real estate taxes.....................................    3,934       3,769          4%
                                                                                        --
                                                            -------     -------
         Total property operating expenses................   24,358      23,399          4%
                                                                                        --
                                                            -------     -------
         Property net operating income, before interest
           expense and depreciation and amortization......  $45,655     $45,110          1%
                                                            =======     =======         ==

     The increase in rental income of $1,656,000, or 3%, was primarily due to an increase in the average rental rates.

     Other income decreased by $152,000, or 7%, primarily due to a decrease in fees unrelated to rent such as nonrefundable security deposits, application and cleaning fees, and late fees. This decrease is directly correlated to the reduction in turnover experienced by the Company during 1996 resulting from the implementation of its brand name operating strategy.

     The increase in property operating and maintenance expenses of $794,000, or 4%, was due to increased utility costs of $383,000, increased payroll costs of $247,000, increased marketing costs of $92,000 and increased administrative costs of $80,000, which were partially offset by decreases in other operating expenses of $8,000.

     Real estate taxes increased by $165,000, or 4%, from $3,769,000 in 1995 to $3,934,000 in 1996, primarily due to the re-assessment of certain communities by the taxing authorities.

  Comparison of year ended December 31, 1995 to year ended December 31, 1994

     The weighted average number of apartment units increased by 3,194, or 43%, from 7,416 units in 1994 to 10,610 units in 1995. This increase is primarily the result of the development of 1,548 units and the acquisition of 276 units during 1995, as well as the acquisition of 3,136 units during the second half of 1994. Total apartment units owned at the end of each period were 11,643 and 9,819, respectively.

     For the year ended December 31, 1995, income before extraordinary item increased by $11,396,000 as compared to the year ended December 31, 1994. This increase was due to increased rental and other income of $23,933,000 and $499,000, respectively. Offsetting these factors were increases in property operating and maintenance expenses of $6,507,000, general and administrative expenses of $293,000, real estate taxes of $1,265,000, interest expense of $939,000, interest expense (non-cash), which represents amortization of loan fees and costs, of $659,000, and depreciation and amortization of $3,373,000. These increases were primarily the result of operating a greater number of apartment units in 1995 as compared to 1994.

     In September 1995, the Company executed a new two year revolving line of credit and retired two lines of credit that were previously outstanding. In connection with the retirement of these lines of credit, the Company wrote-off $1,952,000 of loan fees and costs that remained unamortized as of the date of retirement.

  Multifamily Communities

     The following table presents the operations of the Company's multifamily apartment communities (excluding the commercial properties and corporate general and administrative expenses) for the year ended December 31, 1995 with comparative amounts for 1994:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1995        1994       % CHANGE
                                                            -------     -------     --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
    Rental income.........................................  $72,595     $48,881        49%
    Other income..........................................    2,388       1,794        33%
                                                                                       --
                                                            -------     -------
         Total income.....................................   74,983      50,675        48%
                                                                                       --
                                                            -------     -------
    Property operating and maintenance....................   21,356      14,898        43%
    Real estate taxes.....................................    4,038       2,781        45%
                                                                                       --
                                                            -------     -------
         Total property operating expenses................   25,394      17,679        44%
                                                                                       --
                                                            -------     -------
         Property net operating income, before interest
           expense and depreciation and amortization......  $49,589     $32,996        50%
                                                            =======     =======        ==

     Rental income increased by $23,714,000, or 49%, from $48,881,000 in 1994 to $72,595,000 in 1995. Of the increase, $14,081,000 was attributable to acquisition communities, $8,730,000 was attributable to development communities and the balance was attributable to increased rents at communities owned during both periods. The weighted average monthly rental income per apartment unit was approximately $570 in 1995 compared to $549 in 1994.

     Other income (consisting primarily of nonrefundable security deposits, laundry and vending income) increased by $594,000, or 33%, from $1,794,000 to $2,388,000, primarily due to the operation of additional apartment communities in 1995 as compared to 1994.

     Property operating and maintenance expenses increased by $6,458,000, or 43%. On a weighted average per unit basis, these expenses increased by $4, or less than 1%, from $2,009 in 1994 to $2,013 in 1995. Of the $6,458,000 increase,
$4,217,000 was attributable to acquired communities, $2,083,000 was attributable to developed communities and the balance was attributable to communities owned during both periods.

     Real estate taxes increased by $1,257,000, or 45%, primarily due to the acquisition and development of additional apartment communities in 1995 and during the second half of 1994. On a weighted average per unit basis, real estate taxes increased by $6, or 2%, from $375 in 1994 to $381 in 1995. This increase is primarily due to the periodic re-assessment of the value of the Company's communities.

  "Same Store" Portfolio

     The following summarized financial information presents a comparison of 24 operating apartment communities, containing 5,317 apartment units which the Company owned and operated (excluding communities under development) as of January 1, 1994:

                                                                YEAR ENDED DECEMBER 31,
                                                            --------------------------------
                                                             1995        1994       % CHANGE
                                                            -------     -------     --------
                                                                (DOLLARS IN
                                                                THOUSANDS)
    Rental income.........................................  $36,307     $34,768         4%
    Other income..........................................    1,128       1,170        (4)%
                                                            -------     -------      ----
         Total income.....................................   37,435      35,938         4%
                                                            -------     -------      ----
    Property operating and maintenance....................   10,665      10,507         2%
    Real estate taxes.....................................    2,103       2,031         4%
                                                            -------     -------      ----
    Total property operating expenses.....................   12,768      12,538         2%
                                                            -------     -------      ----
    Property net operating income, before interest expense
      and depreciation and amortization...................  $24,667     $23,400         5%
                                                            =======     =======      ====

     The increase in rental income of $1,539,000, or 4%, was primarily due to increases in average rental rates.

     Other income decreased by $42,000, or 4%, primarily due to a decrease in fees unrelated to rent such as late fees and other miscellaneous charges.

     The increase in property operating and maintenance expenses of $158,000, or 2%, was due to increased payroll costs of $92,000, increased repairs and maintenance of $116,000 which were partially offset by decreases in marketing expenses of $43,000, utilities of $5,000 and other operating expenses of $2,000.

     Real estate taxes increased by $72,000, or 4%, from $2,031,000 in 1994 to $2,103,000 in 1995, primarily due to the re-assessment of certain communities by the taxing authorities.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities decreased by $2,136,000 from $41,392,000 in 1995 to $39,256,000 in 1996. This decrease is primarily due to a reduction in accounts payable and accrued expenses, as well as a result of the payment of prepayment penalty fees in the amount of $689,000. This decrease was partially offset by increased rental income resulting from an increase in the number of properties owned and operated, and as a result of a reduction in the increase of deferred assets and other costs.

     Net cash used in investing activities decreased by $7,854,000, from $155,023,000 in 1995 to $147,169,000 in 1996. During 1995, the Company had 18
communities under construction comprising 5,314 apartment units, of which six communities comprised of 1,548 apartment units were substantially completed at December 31, 1995. During the year ended December 31, 1996, the Company had 15 communities under construction (including a 321 unit apartment community being developed as part of a joint venture agreement), comprising 4,448 apartment units, of which eight communities comprising 1,889 apartment units were completed during the period. The estimated total investment upon completion of the 1,897 apartment units scheduled to be completed in 1997 is $149,800,000. The estimated total investment for the remaining 662 apartment units will be finalized prior to the commencement of construction.

     In December 1996, the Company sold Oasis Star I, a 44 unit apartment community, and Oasis Reef, a 60 unit apartment community, both located in Las Vegas, for $2,700,000 and $3,900,000, respectively, resulting in a combined gain of $2,444,000. The cash proceeds to the Company were $5,302,000. Additionally, in connection with the sale of Oasis Reef, the sale agreement provided for a $1,100,000 note receivable which was issued in favor of the Company. The note bears interest at a fixed rate of 9%, requires interest-only payments beginning in December 1997 with the entire balance to be paid in full by December 1999.

     The Company funds its development activities through a combination of working capital, construction loans and credit facility. In September 1996, the Company increased the borrowing capacity on the credit facility from $150,000,000 to $200,000,000. Advances under the credit facility bear interest, at the Company's election, of either London Interbank Offered Rate ("LIBOR") plus 1.25% or the prime lending rate, which reflects the interest rate reductions obtained by the Company during 1996. In July 1996, the LIBOR-based rate on the credit facility was reduced to LIBOR plus 1.50% from LIBOR plus 1.75%, and then in December 1996, the rate was once again reduced to LIBOR plus 1.25%. At December 31, 1996, the Company had available borrowing capacity under the credit facility of $114,264,000.

     Net cash provided by financing activities declined by $7,204,000 from $112,544,000 in 1995 to $105,340,000 in 1996. This decrease is primarily because, unlike 1995, there was no issuance of stock (net proceeds in 1995 from the issuance of convertible preferred stock was $99,197,000), as well as due to an increase in dividends paid during 1996 as compared to 1995 primarily resulting from the preferred stock issuance. Partially offsetting these factors is an increase in proceeds from debt as a result of the issuance in November 1996 of $150,000,000 in notes payable.

     In March 1996, the Company refinanced a $16,000,000 loan with Allstate Insurance Company, collateralized by the 368 unit Oasis Paradise I apartment community. The new interest rate is 7.10%, a reduction of 1.93% from the previous rate of 9.03%. The loan maturity was also extended from April 1996 to April 2008.

     In November 1996, the Company completed the issuance of $150,000,000 in notes payable which priced in three tranches. The Company borrowed $50,000,000 in notes payable due November 15, 2001 at a coupon rate of 6.75% discounted to yield 6.76%, $50,000,000 in notes payable due November 15, 2003 at a coupon rate of 7.00% discounted to yield 7.03% and $50,000,000 in notes payable due November 15, 2006 at a coupon rate of 7.25% discounted to yield 7.28%.

     The net proceeds from the offering were used to retire five mortgage notes payable in the amount of approximately $53,087,000 and to reduce the outstanding balance on the credit facility. The Company recorded an extraordinary charge in the amount of $1,403,000 for the remaining unamortized deferred financing costs and prepayment penalties associated with these mortgage notes payable.

     At December 31, 1996, the Company had total indebtedness of approximately $394,274,000, which includes $149,786,000 (net of a discount of $214,000) of unsecured fixed rate debt, $135,062,000 of fixed rate mortgage debt, $85,736,000 of credit facility debt and $23,690,000 of fixed rate tax-exempt debt.

     The Company anticipates meeting its short-term liquidity requirements through a combination of cash flow from operations retained for investment purposes, cash available from its credit facility and construction loans plus additional long-term borrowings. The Company believes that net cash provided by operations will be adequate to meet its operating requirements and to pay dividends in accordance with real estate investment trust ("REIT") requirements.

     The Company expects to meet its long-term liquidity requirements, such as funds for acquisition and development activity and the repayment of debt, through new long-term borrowings and the issuance of additional debt securities or equity securities. In March 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission which covers up to an aggregate of $250,000,000 of debt securities, preferred stock, depositary stock, common stock and warrants to purchase common stock and preferred stock which the Company may issue from time to time.

     The following table presents certain information concerning the development and expansion activities of the Company during 1996:

                                                                 COST           PRIMARY SOURCE OF FUNDING
                                   NUMBER      ESTIMATED       EXPENDED      --------------------------------
                                     OF          TOTAL          THROUGH      CONSTRUCTION    WORKING CAPITAL/
COMMUNITIES                        UNITS     INVESTMENT(1)    12/31/96(1)        LOAN        CREDIT FACILITY
---------------------------------  ------    -------------    -----------    ------------    ----------------
                                                             (DOLLARS IN THOUSANDS)
Completed developments/expansions
  Oasis Cove II..................     20       $   1,250       $   1,250                         $  1,250
  Oasis Crossings................     72           5,252           5,252                            5,252
  Oasis Deerwood.................    342          28,585          28,585                           28,585
  Oasis Harbor I.................    336          22,307          22,307                           22,307
  Oasis Meadows..................    383          24,458          24,458                           24,458
  Oasis Pointe...................    252          16,883          16,883                           16,883
  Oasis Tiara....................    400          26,997          26,997                           26,997
  Oasis Villas...................     84           6,393           6,393                            6,393
                                   -----        --------        --------                         --------
     Subtotal....................  1,889         132,125         132,125                          132,125
Under construction
  1997 completions:
     Oasis Bluffs I..............    450          37,100          29,590                           37,100
     Oasis Denver West(2)........    321          27,200          13,529       $ 15,430            11,770
     Oasis Gateway...............    360          25,400          23,124                           25,400
     Oasis Lakeway...............    451          37,300          24,261                           37,300
     Oasis Pines.................    315          22,800          20,606                           22,800
                                   -----        --------        --------        -------          --------
                                   1,897         149,800         111,110         15,430           134,370
  1998 completions:
     Oasis Bluffs II(3)..........    414             (3)           5,821(4)                         5,821
     Oasis Harbor II(3)..........    248             (3)           5,800(4)                         5,800
                                   -----        --------        --------        -------          --------
                                     662                          11,621                           11,621
  Subtotal.......................  2,559         149,800         122,731         15,430           145,991
Land held for future development
  Oasis Miramar..................    352                           3,766(4)                         3,766
                                   -----        --------        --------        -------          --------
     Total.......................  4,800       $ 281,925       $ 258,622       $ 15,430          $281,882
                                   =====        ========        ========        =======          ========

---------------

(1) Includes cost of land.

(2) Owned 50% by the Company through its member interest in Denver West Apartments, L.L.C. As of December 31, 1996, costs expended include the Company's and the co-owner's equity contributions, as well as a loan from the Company to the joint venture.

(3) Estimated total investment for these projects will be finalized prior to the commencement of construction.

(4) Represents cost of land and infrastructure.

     The following table sets forth certain information with respect to debt at December 31, 1996. As of that date, 8,632 of the Company's operating apartment units and the commercial properties were unencumbered:

                                                NUMBER                                     BALANCE
                               ENCUMBERED         OF                                     DECEMBER 31,
LENDER                         COMMUNITIES      UNITS     MATURITY     INTEREST RATE         1996
--------------------------  -----------------   ------    --------     -------------     ------------
                                                                                         (DOLLARS IN
                                                                                          THOUSANDS)
Credit facility:
  Wells Fargo Bank........  Unsecured                       09/97(1)   LIBOR + 1.25%(2)    $ 85,736
                                                                                           --------
Notes payable:
  5 year notes payable....  Unsecured                       11/01              6.75%         50,000
  7 year notes payable....  Unsecured                       11/03              7.00%         50,000
  10 year notes payable...  Unsecured                       11/06              7.25%         50,000
                                                                                           --------
                                                                                            150,000(3)
                                                                                           --------
Mortgage notes payable:
  Lutheran Brotherhood....  Oasis Club            320       10/98              6.90%          9,059
  Teachers Insurance......  Oasis Del Mar         560       12/02              8.46%         21,732
  FNMA-MBS................  Oasis Greens          432       08/01              8.63%         12,000
  FNMA....................  Oasis Hills           184       10/03              7.50%          2,630
  FNMA....................  Oasis Landing         144       10/03              7.50%          3,967
  Allstate................  Oasis Paradise I      368       04/08              7.10%         15,822
  FNMA-MBS................  Oasis Plaza           300       08/01              8.63%          6,000
  FNMA....................  Oasis Rainbow         232       10/03              7.50%          6,384
  FNMA....................  Oasis Topaz           270       12/01              9.50%          6,541
  FNMA....................  Oasis Vintage I       336       10/03              7.50%         10,947
  Teachers Insurance......  Various(4)          1,068       12/05              8.13%         39,980
                                                -----                                      --------
                                                4,214                                       135,062
                                                -----                                      --------
Tax-exempt bonds:
  Bonds...................  Oasis Park            224       01/26              7.29%          7,669(5)
  Bonds...................  Oasis Wexford         358       11/25              6.45%         16,021
                                                -----                                      --------
                                                  582                                        23,690
                                                -----                                      --------
     Subtotal.............                      4,796                                       394,488
                                                -----                                      --------
  Unamortized discount on
     notes payable........                                                                     (214)
                                                                                           ========
     Total................                      4,796                                      $394,274
                                                =====                                      ========

---------------

(1) The Company has the option to extend the maturity of the credit facility for one additional year.

(2) During 1996, the LIBOR-based rate on the credit facility was reduced to LIBOR + 1.25% from LIBOR + 1.75%.

(3) $149,786 net after discount.

(4) Communities collateralized are Oasis Bel Air, Oasis Canyon, Oasis Rose, and Oasis Trails.

(5) $1,090 of the outstanding balance is taxable.

     The following table sets forth certain information with respect to unencumbered properties at December 31, 1996:

                                                           NUMBER           APPROXIMATE
                    UNENCUMBERED COMMUNITIES              OF UNITS           INVESTMENT
        ------------------------------------------------  --------     ----------------------
                                                                       (DOLLARS IN THOUSANDS)
        Operating communities...........................    8,632             $431,036
        Development communities.........................    1,576               97,584
                                                           ------             --------
             Total......................................   10,208             $528,620
                                                           ======             ========

CAPITAL EXPENDITURES

     The Company capitalizes the direct and indirect costs of expenditures for the acquisition or development of apartment communities and replacements and improvements. Non-revenue generating capital expenditures are those replacements which recur on a regular basis, but which have estimated useful lives of more than one year, such as roofing, heating, ventilation and air conditioning and exterior repainting. Revenue generating expenditures are those improvements which enhance the community's net operating income generating capability either through increased rental rates or reduced operating expenses.

     During 1995, the Company implemented its customer focused brand name operating strategy. The process required many on-site improvements, including the changing of property signage (which includes the Oasis name and logo) and was completed in 1996. These costs are considered revenue generating capital expenditures in that the Company believes that the Oasis brand name enhances the Company's ability to attract new residents, retain existing residents, gain additional resident referrals and retain more residents transferring from one Oasis community to another.

     At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by the prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership. Some of these expenditures which would normally be considered non-revenue generating capital expenditures or expense items are classified as revenue generating expenditures when carpets and appliances are replaced and the community is substantially upgraded to meet the image and quality standards represented by the Oasis brand name. Upon completion of the rehabilitation process, normal recurring capital expenditures such as carpet and appliances are expensed as incurred.

     Interest, real estate taxes and other carrying costs incurred during the development period of communities under construction are capitalized and, upon completion of the project, depreciated over the lives of the project.

INFLATION

     The Company leases apartments to its residents under lease terms generally ranging from six to 12 months. Management believes that the short-term lease contracts lessen the impact of inflation by giving the Company the ability to adjust rental rates to market levels as leases expire. The impact of recent low rates of inflation has not been significant to the Company's operations, except for the positive effect that low inflation has had on reducing the Company's interest cost. Inflation and inflationary expectations and their effect on interest rates may affect the Company in the future by changing the underlying value of the Company's real estate assets or by affecting the Company's costs of financing its operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     None.

CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

     The Company considers Funds from Operations ("FFO") to be an appropriate measure of performance of an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and after adjustments for significant non-recurring items, if any. Funds Available for Distribution ("FAD") is defined as FFO less non-revenue producing capital expenditures and includes an "add back" to net income for the amortization of deferred financing costs and depreciation of non-real estate assets and other amortization. The Company believes that to facilitate a clear understanding of the Company's operating results, FFO and FAD should be examined in conjunction with net income and should not be considered as alternatives to net income as an indication of the Company's operating performance or as alternatives to cash flow as a measure of liquidity.

     The following table presents the calculations of FFO and FAD:

                                                                          YEAR ENDED
                                                                      DECEMBER 31, 1996
                                                                    ----------------------
                                                                    (DOLLARS IN THOUSANDS)
        Calculation of Funds from Operations:
          Income before gain on sale of real estate assets and
             extraordinary item.................................           $ 28,342
          Depreciation on real estate assets....................             15,424
                                                                            -------
               Funds from Operations............................           $ 43,766
                                                                            =======
        Calculation of Funds Available for Distribution:
          Funds from Operations.................................           $ 43,766
          Add:
             Amortization of deferred financing costs...........              1,118
             Depreciation of non-real estate assets.............                199
             Other amortization.................................                 14
          Less: Non-revenue generating capital expenditures.....             (2,569)
                                                                            -------
               Funds Available for Distribution.................           $ 42,528
                                                                            =======

---------------
NOTES TO CALCULATIONS OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

1. The Company generally expenses most recurring non-revenue generating property expenditures, including carpet and appliance replacements, except for certain expenditures on acquisition communities where major improvements are required to bring the community up to the operating standards of the Oasis portfolio.

2. Non-revenue generating expenditures at the communities consist of replacements and equipment additions that do not enhance the revenue generating capabilities of the communities.

3. Non-revenue generating expenditures at the corporate office consist primarily of computer and office equipment acquisitions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The report of the independent accountants and consolidated financial statements and schedule listed in the accompanying index are filed as part of this report. See "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     There is hereby incorporated herein by reference the information appearing under the caption "Proposal 1: Election of Directors" and under the caption "Board of Directors and Officers" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated herein by reference the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated herein by reference the information appearing under the caption "Executive Compensation -- Employment and Other Contracts" of the registrant's definitive Proxy Statement for its 1997 Annual Meeting filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements

          1. The financial statements listed in the accompanying Index to Financial Statements, including the Report of Independent Accountants, are filed as part of this Report.

          2. The financial statement schedule listed in the accompanying Index to Financial Statements is filed as part of this Report.

          3. Exhibits: The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report.

     (b) Reports on Form 8-K.

          1. Company filed Form 8-K dated November 18, 1996 setting forth under
     Item 5 fixed charge coverage ratios.

          2. Company filed Form 8-K dated November 18, 1996 setting forth under
     Item 5 certain earnings before interest, income taxes, depreciation and amortization ("EBITDA") to fixed charge ratios and EBITDA to interest expense ratios.

          3. Company filed Form 8-K dated November 20, 1996 setting forth under
     Item 7 and filing as exhibits an Underwriting Agreement dated November 20, 1996, a Form of Indenture dated November 25, 1996 and a Form of Supplemental Indenture dated November 25, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant and has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OASIS RESIDENTIAL, INC.

                                          By: /s/ ROBERT V. JONES
                                            ------------------------------------
                                            Robert V. Jones
                                            Chief Executive Officer and
                                            Chairman of the Board

Date: March 24, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------

           /s/ ROBERT V. JONES              Chief Executive Officer and         March 24, 1997
------------------------------------------    Chairman of the Board
             Robert V. Jones                  (Principal Executive Officer)
          /s/ SCOTT S. INGRAHAM             President, Chief Operating          March 24, 1997
------------------------------------------    Officer
            Scott S. Ingraham                 and Director

         /s/ ALLAN O. HUNTER, JR.           Executive Vice President and        March 24, 1997
------------------------------------------    Director
           Allan O. Hunter, Jr.

            /s/ WALTER B. EEDS              Executive Vice President and        March 24, 1997
------------------------------------------    Director
              Walter B. Eeds

           /s/ JOHN M. CLAYTON              Senior Vice President and Chief     March 24, 1997
------------------------------------------    Financial Officer (Principal
             John M. Clayton                  Financial Officer)

          /s/ MARIANNE K. AGUIAR            Vice President and Controller       March 24, 1997
------------------------------------------    (Principal Accounting Officer)
            Marianne K. Aguiar

            /s/ JOHN M. GALVIN              Director                            March 24, 1997
------------------------------------------
              John M. Galvin

            /s/ KENNY C. GUINN              Director                            March 24, 1997
------------------------------------------
              Kenny C. Guinn

            /s/ PETER L. RHEIN              Director                            March 24, 1997
------------------------------------------
              Peter L. Rhein

           /s/ ROBERT H. SMITH              Director                            March 24, 1997
------------------------------------------
             Robert H. Smith

           /s/ EDWARD R. MULLER             Director                            March 24, 1997
------------------------------------------
             Edward R. Muller

                            OASIS RESIDENTIAL, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
OASIS RESIDENTIAL, INC.
  Report of Independent Accountants...................................................   F-2
  Consolidated Balance Sheets at December 31, 1996 and 1995...........................   F-3
  Consolidated Statements of Operations for the Years ended December 31, 1996, 1995
     and 1994.........................................................................   F-4
  Consolidated Statements of Changes in Stockholders' Equity for the Years ended
     December 31, 1996, 1995 and 1994.................................................   F-5
  Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995
     and 1994.........................................................................   F-6
  Notes to the Consolidated Financial Statements......................................   F-7
  Schedule III: Real Estate and Accumulated Depreciation..............................  F-20

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or the information is presented in the consolidated financial statements or related notes.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and
  Stockholders Oasis Residential, Inc.

     We have audited the accompanying consolidated financial statements and the financial statement schedule of Oasis Residential, Inc. and its subsidiaries (the "Company") as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 as listed on page F-1 of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

San Francisco, California
January 24, 1997, except for Note 13
as to which the date is March 6, 1997.

                            OASIS RESIDENTIAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
ASSETS
Real estate assets:
  Land.................................................................  $ 93,484     $ 79,860
  Buildings and improvements...........................................   552,500      434,341
  Furniture and fixtures...............................................    39,515       28,132
                                                                         --------     --------
                                                                          685,499      542,333
  Less accumulated depreciation........................................    53,049       38,743
                                                                         --------     --------
                                                                          632,450      503,590
  Land held for development............................................     3,766        6,064
  Construction in progress.............................................   109,202      113,525
                                                                         --------     --------
          Net real estate assets.......................................   745,418      623,179
Cash and cash equivalents..............................................     3,397        5,970
Restricted cash........................................................     2,976        2,495
Investment in and advances to joint venture............................     9,574           --
Deposits on real estate assets.........................................     2,000           --
Deferred costs and other assets (net of accumulated amortization of
  $1,802 and $934 at December 31, 1996 and 1995, respectively).........    11,408       10,292
                                                                         --------     --------
          Total assets.................................................  $774,773     $641,936
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Debt.................................................................  $394,274     $250,825
  Resident deposits and prepaid rent...................................     2,066        1,688
  Accounts payable and accrued expenses................................     6,221        8,969
                                                                         --------     --------
          Total liabilities............................................   402,561      261,482
                                                                         --------     --------
Commitments and contingencies (Notes 4 and 14)
Stockholders' equity:
  Preferred stock, $2.25 Series A Cumulative Convertible, $.01 par value, liquidation preference of $25 per share, 15,000,000 shares authorized, 4,165,000 share issued and outstanding at December 31,
     1996 and 1995.....................................................        42           42
  Common stock, $.01 par value, 100,000,000 shares authorized,
     16,237,646 shares issued and outstanding at December 31, 1996 and
     1995..............................................................       162          162
  Paid-in capital......................................................   386,910      386,910
  Distributions in excess of accumulated earnings......................   (14,902)      (6,660)
                                                                         --------     --------
          Total stockholders' equity...................................   372,212      380,454
                                                                         --------     --------
          Total liabilities and stockholders' equity...................  $774,773     $641,936
                                                                         ========     ========

                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
Revenue:
  Rental income........................................  $   92,843     $   73,249     $   49,316
  Other income.........................................       3,156          3,080          2,581
                                                         ----------     ----------     ----------
                                                             95,999         76,329         51,897
                                                         ----------     ----------     ----------
Expenses:
  Property operating and maintenance...................      27,226         21,485         14,978
  General and administrative...........................       3,230          2,645          2,352
  Real estate taxes....................................       5,230          4,079          2,814
  Interest.............................................      15,216          7,310          6,371
  Interest (non-cash)..................................       1,118          1,332            673
  Depreciation and amortization........................      15,637         12,062          8,689
                                                         ----------     ----------     ----------
                                                             67,657         48,913         35,877
                                                         ----------     ----------     ----------
Income before gain on sale of real estate assets and
  extraordinary item...................................      28,342         27,416         16,020
Gain on sale of real estate assets.....................       2,444             --             --
                                                         ----------     ----------     ----------
Income before extraordinary item.......................      30,786         27,416         16,020
Extraordinary item.....................................      (1,403)        (1,952)            --
                                                         ----------     ----------     ----------
Net income.............................................      29,383         25,464         16,020
Less preferred dividend requirement....................       9,372          6,534             --
                                                         ----------     ----------     ----------
Earnings available for common stockholders.............  $   20,011     $   18,930     $   16,020
                                                         ==========     ==========     ==========
Per share amounts:
  Income before extraordinary item (net of preferred
     dividend requirement).............................  $     1.32     $     1.29     $     1.24
  Less extraordinary item..............................        0.09           0.12             --
                                                         ----------     ----------     ----------
  Earnings available for common stockholders...........  $     1.23     $     1.17     $     1.24
                                                         ==========     ==========     ==========
Weighted average number of common shares outstanding...  16,237,646     16,230,429     12,957,175
                                                         ==========     ==========     ==========

                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)

                                                                                     DISTRIBUTIONS
                                PREFERRED STOCK        COMMON STOCK                   IN EXCESS
                                 $.01 PAR VALUE       $.01 PAR VALUE                     OF            TOTAL
                               ------------------   -------------------   PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                 SHARES    AMOUNT     SHARES     AMOUNT   CAPITAL     EARNINGS        EQUITY
                               ----------  ------   -----------  ------   --------   -----------   -------------
Balance, December 31, 1993...          --     --     10,468,134   $105    $155,813    $   2,001      $ 157,919
  Shares issued for cash (net
     of issuance costs)......          --     --      5,750,000     57     131,942           --        131,999
  Net income.................          --     --             --     --          --       16,020         16,020
  Dividends paid.............          --     --             --     --          --      (19,340)       (19,340)
                                ---------    ---     ----------   ----    --------     --------       --------
Balance, December 31, 1994...          --     --     16,218,134    162     287,755       (1,319)       286,598
  Shares issued for cash (net
     of issuance costs)......   4,165,000   $ 42         19,512     --      99,155           --         99,197
  Net income.................          --     --             --     --          --       25,464         25,464
  Dividends paid:
     Preferred stock.........          --     --             --     --          --       (4,191)        (4,191)
     Common stock............          --     --             --     --          --      (26,614)       (26,614)
                                ---------    ---     ----------   ----    --------     --------       --------
Balance, December 31, 1995...   4,165,000     42     16,237,646    162     386,910       (6,660)       380,454
  Net income.................          --     --             --     --          --       29,383         29,383
  Dividends paid:
     Preferred stock.........          --     --             --     --          --       (9,372)        (9,372)
     Common stock............          --     --             --     --          --      (28,253)       (28,253)
                                ---------    ---     ----------   ----    --------     --------       --------
Balance, December 31, 1996...   4,165,000   $ 42     16,237,646   $162    $386,910    $ (14,902)     $ 372,212
                                =========    ===     ==========   ====    ========     ========       ========

                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                          YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                      1996          1995          1994
                                                                    ---------     ---------     ---------
Cash flows from operating activities:
  Net income......................................................  $  29,383     $  25,464     $  16,020
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization................................     15,637        12,062         8,689
     Amortization of discount on notes payable....................          2            --            --
     Gain on sale of real estate assets...........................     (2,444)           --            --
     Extraordinary item (write-off of unamortized loan fees)......        714         1,952            --
     Interest (non-cash)..........................................      1,118         1,332           673
     Increase in deferred costs and other assets..................     (2,784)       (6,334)       (5,393)
     Increase (decrease) in liabilities:
       Resident deposits and prepaid rent.........................        378           141           862
       Accounts payable and accrued expenses......................     (2,748)        6,775         1,435
                                                                    ---------     ---------     ---------
       Net cash provided by operating activities..................     39,256        41,392        22,286
                                                                    ---------     ---------     ---------
Cash flows from investing activities:
  Purchase of real estate assets..................................    (15,241)      (28,640)     (120,981)
  Deposits on real estate assets..................................     (2,000)           --            --
  Net proceeds from the sale of real estate assets................      5,302            --            --
  Investment in and advances to joint venture.....................     (9,574)           --            --
  Construction of real estate assets..............................   (125,656)     (126,383)      (98,467)
                                                                    ---------     ---------     ---------
       Net cash used in investing activities......................   (147,169)     (155,023)     (219,448)
                                                                    ---------     ---------     ---------
Cash flows from financing activities:
  Proceeds from debt..............................................    329,284       232,235       140,693
  Proceeds from related party notes payable.......................         --            --         1,500
  Principal payments on debt......................................   (185,838)     (193,503)      (57,320)
  Principal payments on related party notes payable...............         --            --        (1,500)
  (Increase) decrease in restricted cash..........................       (481)        5,420        (7,313)
  Net proceeds from public offerings of stock.....................         --        99,197       131,999
  Cash dividends paid -- preferred stock..........................     (9,372)       (4,191)           --
  Cash dividends paid -- common stock.............................    (28,253)      (26,614)      (19,340)
                                                                    ---------     ---------     ---------
       Net cash provided by financing activities..................    105,340       112,544       188,719
                                                                    ---------     ---------     ---------
       Net decrease in cash and cash equivalents..................     (2,573)       (1,087)       (8,443)
Cash and cash equivalents, beginning of year......................      5,970         7,057        15,500
                                                                    ---------     ---------     ---------
Cash and cash equivalents, end of year............................  $   3,397     $   5,970     $   7,057
                                                                    =========     =========     =========
Supplemental information:
  Cash paid during the year for interest..........................  $  23,274     $  15,553     $   9,863
                                                                    =========     =========     =========
  Supplemental schedule of non-cash investing and financing
     activities:
     Note receivable in connection with the sale of real estate
      assets......................................................  $   1,100            --            --
                                                                    =========     =========     =========
     Assumption of debt in connection with acquisitions...........         --            --     $  79,294
                                                                    =========     =========     =========

                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

1.  ORGANIZATION AND FORMATION OF THE COMPANY

     Oasis Residential, Inc. (the "Company"), which was incorporated in the State of Nevada on March 23, 1993, is a self-administered and self-managed real estate investment trust ("REIT"), engaged in the development, acquisition and operation of predominantly upscale apartment communities in the greater Las Vegas, Reno and Denver metropolitan areas. The Company commenced operations as a public company on October 22, 1993 with an initial portfolio of 23 apartment communities comprising 5,215 units and a 30,000 square foot commercial center in Henderson, Nevada in which the Company's headquarters is located. At December 31, 1996, the Company owned and operated 49 apartment communities containing 13,428 apartment units.

     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the "Code") commencing with the taxable year ended December 31, 1993. In order for the Company to qualify as a REIT, it must distribute annually at least 95% of its REIT taxable income, as defined in the Code, to its stockholders and comply with certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Financial Statement Presentation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company's investment in the joint venture is accounted for using the equity method.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

  Real Estate Assets and Depreciation:

     Rental property is stated at the lower of cost or fair value. Expenditures which increase the revenue potential of a property or which extend the useful life of the asset are generally capitalized. Maintenance and repair expenditures necessary to maintain a property in operating condition are charged to expense when incurred. Depreciation is calculated on a straight-line basis over the estimated useful lives of the depreciable real estate assets, which range from 18 to 40 years for buildings and improvements and 5 to 12 years for furniture and fixtures.

     Costs are capitalized during the development of constructed assets (including interest, property taxes and other direct and indirect costs) beginning when active development commences and ending when construction is substantially complete and the property is ready for occupancy.

     Losses in carrying values of investment assets are provided by management when the losses become apparent and the investment asset is considered impaired. Management evaluates its investment properties, at least quarterly, to assess whether any impairment indications are present. If an asset is considered to be impaired, a loss is provided to reduce the carrying value of the property to its estimated fair value. No such losses have been required or provided in the accompanying financial statements.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Cash and Cash Equivalents:

     The Company considers highly liquid short-term investments with initial maturities of three months or less to be cash equivalents.

     Cash and cash equivalents are primarily held in a single financial institution, and at times, such balances may be in excess of the Federal Deposit Insurance Corporation insurance limit.

  Restricted Cash:

     Restricted cash balances at December 31, 1996 and 1995 are required under certain debt agreements for property tax and insurance expenses and to secure the payment of certain replacement and capital improvement costs.

  Deferred Financing Costs:

     Included in deferred costs and other assets are costs associated with obtaining debt financing and credit enhancements. Such costs are being amortized over the term of the associated debt or credit enhancement.

  Accounting for Stock-Based Compensation:

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock-based compensation plans.

  Per Share Data:

     Earnings per share for the years ended December 31, 1996, 1995 and 1994 is computed based upon the weighted average number of shares outstanding during the period plus (in periods where they have a dilutive effect) the net additional number of shares which would be issuable upon the exercise of stock options assuming that the Company used the proceeds received to repurchase outstanding shares at market prices.

     Additionally, other potentially dilutive securities, which may not qualify as common stock equivalents, are considered when calculating earnings per share on a primary and fully diluted basis. No such securities were outstanding during 1994 and the assumed conversion of such securities in 1996 and 1995 results in an anti-dilutive effect; therefore, earnings per share presentation on a primary and fully diluted basis is unnecessary.

  Interest Rate Protection Agreements:

     Premiums paid to purchase interest rate protection agreements are capitalized and amortized over the terms of those agreements using the straight-line method which approximates the effective interest method. Unamortized premiums are included in deferred costs and other assets.

3.  INTEREST CAPITALIZED

     Interest costs associated with projects under development aggregating $9,350, $8,499 and $3,510 for the years ended December 31, 1996, 1995 and 1994, respectively, were capitalized.

4.  INVESTMENT IN AND ADVANCES TO JOINT VENTURE

     In April 1995, the Company and Stevinson Partnership, Ltd. ("Stevinson") entered into an operating agreement to form Denver West Apartments, L.L.C., a limited liability company (the "Joint Venture"). Under the terms of the agreement, the Company and Stevinson each have a 50% interest in Oasis Denver

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

West, a 321 unit apartment community located in Denver, Colorado. In November 1996, the Joint Venture finalized the loan agreement with Northwestern Mutual Life Company for the construction and permanent financing of the community in the amount of $15,430 which the Company has guaranteed. The loan bears interest at a rate of 8.30% and matures on August 1, 2007.

     At December 31, 1996, the Company had contributed capital of $3,955 and had advanced to the Joint Venture a loan of approximately $4,400. The loan bears interest at the prime lending rate plus 2% (prime rate at December 31, 1996 was 8.25%) and will be repaid from operations once construction is completed. Additionally, the Company has incurred $1,219 of additional costs that are not accounted for at the joint-venture level. At December 31, 1996, the underlying asset of the Joint Venture was under construction and had no operating activity.

5.  DEFERRED COSTS AND OTHER ASSETS

     Deferred financing costs which are included in deferred costs and other assets aggregated to $7,006 and $6,871 at December 31, 1996 and 1995, respectively. Accumulated amortization which related to deferred financing costs aggregated to $1,766 and $912 at December 31, 1996 and 1995, respectively.

6.  DEBT

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Notes Payable:                                                           $150,000           --

In November 1996, the Company completed a public offering of $150,000 of unsecured, fixed rate notes payable which priced in three tranches
  (the "Notes Payable"). The Company borrowed $50,000 due November 15,
  2001 at a coupon rate of 6.75%, $50,000 due November 15, 2003 at a coupon rate of 7.00% and $50,000 due November 15, 2006 at a coupon rate of 7.25%. The Notes Payable were sold at a discount, and at December 31, 1996, the unamortized discount was $214.
The Notes Payable may be redeemed at any time at the option of the Company, in whole or in part, upon payment of certain yield maintenance penalties.

The Notes Payable contain certain covenants, the most restrictive of which, requires that the Company may not at any time own Total
  Unencumbered Assets, as defined, equal to less than 150% of the aggregate outstanding principal amount of the unsecured indebtedness of the Company on a consolidated basis.

The net proceeds from the offering were used to retire approximately
  $53,087 in Mortgage Notes Payable and to reduce the outstanding balance on the Credit Facility. The Company recorded an extraordinary charge in the amount of $1,403 for the remaining unamortized deferred financing costs and prepayment penalties in connection with the retirement of these Mortgage Notes Payable.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------

Mortgage Notes Payable:                                                   135,062      189,788

Mortgage Notes Payable were comprised of seven loans at December 31, 1996 and twelve loans at December 31, 1995, each of which is collateralized by one or more apartment community. The Mortgage Notes
  Payable generally require monthly installments of interest and principal over various terms extending through the year 2008.
  Interest rates on fixed rate Mortgage Notes Payable, which aggregated
  $135,062 and $159,788 at December 31, 1996 and 1995, respectively, ranged from 6.45% to 9.50% (weighted average interest rate was 7.81% at December 31, 1996). Variable rate Mortgage Notes Payable aggregated to $0 and $30,000 at December 31, 1996 and 1995, respectively.

In March 1996, the Company refinanced a $16,000 loan with Allstate
  Insurance Company collateralized by the 368 unit Oasis Paradise I apartment community. The new interest rate is 7.10%, a reduction from the previous rate of 9.03%. The loan maturity was extended from April
  1996 to April 2008.

In November 1996, five Mortgage Notes Payable totaling $53,087 were repaid with proceeds from the issuance of the Notes Payable.

Credit Facility:                                                           85,736       37,086

In 1995, the Company entered into a $150,000 credit facility agreement
  (the "Credit Facility") with various banks led by Wells Fargo Bank and retired its two lines of credit that were previously outstanding.
  In connection with the retirement of the two prior lines of credit, the Company, for the year ended December 31, 1995, recorded an extraordinary charge of $1,952 for the remaining unamortized deferred financing costs and other costs associated with those loans. Advances under the Credit Facility initially bore an interest rate, at the Company's election, of either the London Interbank Offered Rate
  ("LIBOR") plus 1.75% or the prime lending rate. During 1996, the Credit Facility was amended to increase the facility to $200,000 and reduce the LIBOR-based interest rate to LIBOR plus 1.25%. At December
  31, 1996, LIBOR ranged from 5.53% to 5.78% for one, three, six and twelve-month indices, and the prime rate was at 8.25%. At December
  31, 1996, the weighted average interest rate on borrowings outstanding on the Credit Facility was 6.96%. The Company has the option to extend the Credit Facility for one additional year.

The Credit Facility contains certain covenants, the most restrictive of which limits the borrowing capacity of the Company to 50% of Gross
  Asset Value, as defined, and restricts distributions to stockholders to 95% of Funds from Operations, as defined. The Company does not anticipate that these covenants will affect its ability to pay dividends in accordance with the Company's current dividend policy.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------

Tax-Exempt Bonds:                                                          23,690       23,949

The Company has tax-exempt housing bonds in the principal amount of $16,235 collateralized by Oasis Wexford. The bonds are payable in monthly installments of principal and interest. The interest rate on the tax-exempt bonds is 6.45% and is subject to "reset" on December
  1, 2005 based upon market conditions at that time. The bonds are due on November 1, 2025.

The Company has $6,660 (Series 1995A) of tax-exempt housing bonds and $1,090 (Series 1995B) of taxable housing bonds collateralized by Oasis Park. The bonds are payable in monthly installments of principal and interest. The interest rate on these bonds is 7.29%.
  The Series 1995A bonds are due on January 1, 2026 and the Series
  1995B bonds are due on July 1, 2006.

Construction Debt:                                                             --            2

At December 31, 1995, the Company had outstanding a construction loan on its Oasis Deerwood community. The loan was payable monthly at LIBOR plus 1.90% and matured in June 2000. In December 1996, the loan was repaid and closed.

                                                                          394,488      250,825

Less unamortized discount on Notes Payable                                    214           --
                                                                         --------     --------

     Total                                                               $394,274     $250,825
                                                                         ========     ========

     Scheduled principal payments on debt, assuming that the Company exercises its option to extend the maturity date on the Credit Facility, are as follows:

                                                   MORTGAGE
                                       NOTES        NOTES       CREDIT      TAX-EXEMPT
                                      PAYABLE      PAYABLE      FACILITY      BONDS         TOTAL
                                      --------     --------     -------     ----------     --------
1997................................               $  1,601                  $     240     $  1,841
1998................................                 31,682     $85,736            295      117,713
1999................................                  1,400                        320        1,720
2000................................                  1,514                        345        1,859
2001................................  $ 50,000       25,610                        355       75,965
Thereafter..........................   100,000       73,255                     22,135      195,390
                                      --------     --------     -------        -------     --------
                                      $150,000     $135,062     $85,736      $  23,690     $394,488
                                      ========     ========     =======        =======     ========

     At December 31, 1996 and 1995, management estimates that the carrying amount of debt approximates fair value; however, current estimates of fair value could differ significantly from amounts realized in market exchanges.

7.  STOCKHOLDERS' EQUITY

     In October 1993, the Company completed a public offering of 8,970,000 shares of common stock at a price per share of $21.75. The net proceeds from this offering were approximately $180,000 and were used for

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

the acquisition of communities, the repayment of first and second lien preexisting mortgage indebtedness and for working capital purposes.

     In July 1994, the Company completed a second public offering of 5,750,000 shares of common stock at a price per share of $24.50. The net proceeds from this offering were approximately $132,000 and were used for the acquisition of five multifamily communities containing 2,441 units for approximately $98,800, including the assumption of $38,800 of mortgage indebtedness, the repayment of certain adjustable rate debt, the reduction of the balance owing on the Company's credit facility and for working capital purposes.

     In April 1995, the Company issued 4,165,000 shares of Series A Cumulative Convertible Preferred Stock ("Preferred Stock") at $25.00 per share. The net proceeds from the offering were approximately $99,200 and were used for the repayment of certain short-term and construction debt, the reduction of the balance owing on the credit facility and for working capital purposes. The shares pay a cumulative dividend quarterly in arrears in an amount per share equal to the greater of $2.25 per annum or the cash dividends paid or payable on a number of shares of common stock equal to the number of shares of common stock into which a share of Preferred Stock is convertible. The shares generally have no voting rights and have a liquidation preference of $25.00 per share plus accrued and unpaid distributions. The Preferred Stock is convertible at the option of the holder at any time into shares of common stock, at a conversion price of $24.64 per share of common stock (equivalent to a conversion rate of 1.0146 shares of common stock per share of Preferred Stock), subject to adjustment in certain circumstances. The Preferred Stock is not redeemable by the Company prior to April 30, 2001.

     In 1995, the Company adopted a Dividend Reinvestment and Share Purchase Plan (the "Plan"). The Company has reserved 1,000,000 shares for issuance under the Plan. The Plan allows stockholders to acquire additional shares of the Company by automatically reinvesting dividends and making voluntary cash payments. For the year ended December 31, 1996, the Company issued no new common shares to stockholders who elected to participate in this Plan; all shares were purchased in the open market.

     As described in Note 1, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of dividends to its common stockholders, at least 95% of its taxable income. In reporting periods where taxable income exceeds net income, stockholders' equity will be reduced by the distributions in excess of net income and will be increased by the excess of net income over distributions in periods where net income exceeds taxable income. For tax reporting purposes, a portion of the common dividends declared during the years ended December 31, 1996 and 1995 represents a return of capital.

     For federal income tax purposes, the following tables, on a per share basis, summarize the taxability of dividends paid in 1996 and 1995:

                          Year ended December 31, 1996

                                                          COMMON SHARES             PREFERRED SHARES
                                                     -----------------------     -----------------------
                                                     DIVIDEND     PERCENTAGE     DIVIDEND     PERCENTAGE
                                                     --------     ----------     --------     ----------
Ordinary income....................................   $ 1.13           65%        $ 2.25          100%
Return of capital..................................     0.61           35%            --           --
                                                       -----          ---          -----          ---
                                                      $ 1.74          100%        $ 2.25          100%
                                                       =====          ===          =====          ===

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                          Year ended December 31, 1995

                                                          COMMON SHARES             PREFERRED SHARES
                                                     -----------------------     -----------------------
                                                     DIVIDEND     PERCENTAGE     DIVIDEND     PERCENTAGE
                                                     --------     ----------     --------     ----------
Ordinary income....................................   $ 1.35           82%        $ 1.01          100%
Return of capital..................................     0.29           18%            --           --
                                                       -----          ---          -----          ---
                                                      $ 1.64          100%        $ 1.01          100%
                                                       =====          ===          =====          ===

8.  RELATED PARTY TRANSACTIONS

     An affiliated company leased space in one of the commercial properties through May 1995. Related party rental revenue was $0, $30 and $72 for the years ended December 31, 1996, 1995 and 1994, respectively.

9.  OPERATING LEASES

     The Company owns two commercial properties, one of which also partially serves as its headquarters building. The portion of the commercial properties not used by the Company is leased to tenants under net operating leases with initial terms extending to the year 2008. Future minimum rentals under noncancellable operating leases at both commercial properties, excluding tenant reimbursements of expenses, as of December 31, 1996, are as follows:

                1997................................................  $  378
                1998................................................     356
                1999................................................     317
                2000................................................     184
                2001................................................     135
                Thereafter..........................................     631
                                                                      ------
                          Total.....................................  $2,001
                                                                      ======

10.  STOCK-BASED COMPENSATION PLANS

     In May 1995, the Company adopted the 1995 Equity Participation Plan (the "1995 Plan") to supplement the Company's 1993 Stock Option Plan (the "1993 Plan"). The Company also has a Stock Option Plan for Outside Directors (the "Outside Directors Plan").

     The 1995 Plan provides incentives for officers, key employees and consultants through the grant or issuance of options, restricted stock performance awards, dividend equivalents, deferred stock, stock payments and stock appreciation rights ("SARs"). The aggregate number of shares that may be issued under the 1995 Plan may not exceed 1,135,000, less the number of shares covered by options outstanding under the 1993 Plan and the Outside Directors Plan. The 1995 Plan limits the number of shares that any individual may receive in any year under the plan to 150,000 and limits the dollar value of awards, other than options and SARs that may be paid to any employee for any year to $100.

     The 1993 Plan provides for the issuance of incentive and non-qualified stock options under the Code and grants of the Company's common stock contingent upon the attainment of certain performance goals or subject to other restrictions. A total of 700,000 shares of the Company's common stock have been reserved for issuance under the 1993 Plan and the Outside Directors Plan.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Options awarded under both the 1993 and 1995 Plans provide for the options to be granted at a price equal to the market value of the Company's common stock at the date of grant, to vest ratably over a four year period and to expire ten years from the date the options were granted.

     Under the Outside Directors Plan, each of the Company's non-employee directors is granted an option to purchase 3,000 shares of common stock at the time of appointment/election to the Board of Directors. In addition, following each annual meeting of stockholders, each of the Company's non-employee directors, who have served as a member for one year or more, will receive an option to purchase up to 3,000 shares of common stock at the market price of the shares on the date of grant. All options granted under the Outside Directors Plan will vest one year after the date of grant. The Outside Directors Plan is administered by the Board of Directors.

     The following table shows the activity and balances for each stock option plan:

                                                                          OUTSIDE
                                   1993 PLAN &       OPTION PRICE        DIRECTORS       OPTION PRICE
                                    1995 PLAN          PER SHARE           PLAN            PER SHARE
                                   -----------     -----------------     ---------     -----------------
Balance, December 31, 1993.......    300,000            $21.75             15,000           $24.00
  Options granted................    320,000       $24.50 - $25.625            --             --
                                     -------                               ------
Balance, December 31, 1994.......    620,000                               15,000
  Options granted................      5,000            $22.50             15,000      $22.625 - $22.875
  Options cancelled..............    (10,000)                              (3,000)
                                     -------                               ------
Balance, December 31, 1995.......    615,000                               27,000
  Options granted................    351,000       $22.375 - $22.625       12,000           $22.50
  Options cancelled..............    (20,000)                                  --
                                     -------                               ------
Balance, December 31, 1996.......    946,000                               39,000
                                     =======                               ======

     The number of shares available for grant as of December 31, 1996, in connection with all the plans was 150,000 shares. None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 1996, outstanding options to purchase 405,750 shares of common stock were exercisable.

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately $634 or $0.04 per share for the year ended December 31, 1996, and approximately $123 or $0.01 per share for the year ended December 31, 1995. The estimated fair value of the options granted during 1996 ranged from $1.43 to $1.45 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.26%, volatility of 16.82%, risk free rates of 4.19% to 5.60% and an expected life of four years. The estimated fair value of the options granted during 1995 ranged from $1.63 to $1.78 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.26%, volatility of 16.82%, risk free rates of 4.72% to 5.60% and an expected life of four years.

11.  EMPLOYEE BENEFITS

     Effective February 1995, the Company adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

completed one year of eligibility service may become participants in the Plan. Each participant may make contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount equal to 50% of the first 6% of the participant's compensation contributed. A participant's contribution to the Plan is 100% vested and nonforfeitable. A participant will become vested in 20% of the Company's contributions after one year of service while enrolled in the Plan and increasing by 20% for each additional year of service while enrolled in the Plan.

12.  GAIN ON SALE OF REAL ESTATE ASSETS

     In December 1996, the Company sold, in separate transactions, Oasis Star I, a 44 unit apartment community, and Oasis Reef, a 60 unit apartment community, both located in Las Vegas, for an aggregate consideration of $6,600 including a $1,100 note receivable, resulting in a combined gain of $2,444. The note receivable bears interest at 9.00% and requires interest-only payments beginning in December 1997 until maturity in December 1999. At December 31, 1996, this note receivable was included in deferred costs and other assets.

13.  SUBSEQUENT EVENTS

     On January 27, 1997, the Company declared a quarterly dividend of $0.4525 per common share to stockholders of record on February 6, 1997, payable on February 19, 1997. In addition, the Company declared a quarterly dividend for its Series A Cumulative Convertible Preferred Stock of $0.5625 per share payable on February 17, 1997 to stockholders of record on February 3, 1997.

     In the first quarter of 1997, the Company entered into an agreement to purchase a 19.5 acre parcel in the Interlaken High-Technology Business Park in the Denver metro area, subject to the satisfaction of certain development conditions. If the conditions are satisfied and the purchase is completed, the Company intends to build a 340 unit apartment community slated to begin construction in late 1997. In connection with this agreement, the Company has delivered to the seller a deposit in the amount of $493, which is nonrefundable except in the event of the seller's default, or the failure of any condition to closing.

     In March 1997, the Company filed a shelf registration statement with the Securities and Exchange Commission which covers up to an aggregate of $250,000 of debt securities, preferred stock, depositary stock, common stock and warrants to purchase common stock and preferred stock which the Company may issue from time to time.

14.  COMMITMENTS AND CONTINGENCIES

     The Company is presently under construction or grading on seven additional communities totaling 2,559 units in its three markets, Las Vegas, Reno and Denver. The Company anticipates completing 1,897 of these units in 1997. The estimated total investment upon completion of the 1,897 units scheduled to be completed in 1997 is $149,800. The estimated total investment for the remaining 662 units will be finalized prior to the commencement of construction.

     In 1994, the Company entered into an agreement with an executive officer that provided for the Company's acquisition from the executive officer of certain contractual rights to acquire two properties for development in Colorado. The agreement provides that when development of the two Colorado properties is completed and stabilized, and subject to the properties meeting certain performance criteria, the executive officer will have the right to receive up to $1,000 in the Company's common stock. In the event that the executive officer's employment is terminated for cause, the executive officer's rights under the agreement will be forfeited. At December 31, 1996, such criteria had not yet been satisfied.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     In November 1996, the Company entered into an agreement to purchase a 19.8 acre parcel in Mission Viejo, California, subject to the satisfaction of certain entitlement conditions. If the conditions are satisfied and the purchase is completed, the Company intends to build a 380 unit apartment community slated to begin construction in late 1997. In accordance with the terms of the agreement, the Company made a deposit in the amount of $2,000 into an escrow account. The payment is fully refundable until the seller completes certain obligations under the agreement and thereafter, is considered nonrefundable but may be applied to reduce the amounts due to the seller at the close of escrow.

     The Company is party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the financial position or the results of operations of the Company.

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended 1996 and 1995 are as follows:

                                                         YEAR ENDED DECEMBER 31, 1996
                                            -------------------------------------------------------
                                              FIRST          SECOND         THIRD          FOURTH
                                            ----------     ----------     ----------     ----------
Revenue...................................  $   21,752     $   23,207     $   24,875     $   26,165
Income before gain on sale of real and
  extraordinary item......................       6,955          7,057          7,104          7,226
Gain on sale of real estate assets........          --             --             --          2,444
Extraordinary item........................          --             --             --         (1,403)
Net income................................       6,955          7,057          7,104          8,267
Preferred dividend requirement............       2,343          2,343          2,343          2,343
Earnings available for common
  stockholders............................       4,612          4,714          4,761          5,924
Per share data:
  Income before gain on sale of real
     assets and extraordinary item (net of
     preferred dividend requirement)......  $     0.28     $     0.29     $     0.29     $     0.60
  Gain on sale of real estate assets......          --             --             --          (0.15)
  Extraordinary Item......................          --             --             --          (0.09)
  Earnings available for common
     stockholders.........................        0.28           0.29           0.29           0.36
Weighted average number of common shares
  outstanding.............................  16,237,646     16,237,646     16,237,646     16,237,646

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR ENDED DECEMBER 31, 1995
                                            -------------------------------------------------------
                                              FIRST          SECOND         THIRD          FOURTH
                                            ----------     ----------     ----------     ----------
Revenue...................................  $   17,759     $   18,370     $   19,508     $   20,692
Income before extraordinary item..........       5,605          7,115          7,197          7,499
Extraordinary item........................          --             --         (1,952)            --
Net income................................       5,605          7,115          5,245          7,499
Preferred dividend requirement............          --          1,848          2,343          2,343
Earnings available for common
  stockholders............................       5,605          5,267          2,902          5,156
Per share data:
  Income before extraordinary item (net
     preferred dividend requirement)......  $     0.35     $     0.32     $     0.30     $     0.32
  Extraordinary Item......................          --             --          (0.12)            --
  Earnings available for common
     stockholders.........................        0.35           0.32           0.18           0.32
Weighted average number of common shares
  outstanding.............................  16,218,134     16,228,212     16,237,646     16,237,646

                                  SCHEDULE III
                            OASIS RESIDENTIAL, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                                               INITIAL COST                                        TOTAL COST(A)
                                    ----------------------------------       COST        ----------------------------------
                                               BUILDINGS     FURNITURE   SUBSEQUENT TO              BUILDINGS     FURNITURE
                      12/31/96                    AND           AND      CONSTRUCTION/                 AND           AND
  PROPERTY NAME     ENCUMBRANCES     LAND     IMPROVEMENTS   FIXTURES     ACQUISITION     LAND     IMPROVEMENTS   FIXTURES
------------------  ------------    -------   ------------   ---------   -------------   -------   ------------   ---------
Oasis Bay                           $ 1,321     $  3,342      $   283       $   259      $ 1,321     $  3,401      $   483
Oasis Bel Air         $ 11,079(C)     2,206       16,118          549           135        2,206       16,207          595
Oasis Breeze                          2,340       11,538          226           908        2,340       12,051          621
Oasis Canyon             7,484(C)     1,724       10,706          359            73        1,724       10,737          401
Oasis Centennial                      2,592        9,803          276           198        2,592        9,942          335
Oasis Centre                            423        1,159           19           325          425        1,471           30
Oasis Cliffs                          1,619        9,730        1,630         1,178        1,619       10,344        2,194
Oasis Club               9,059        3,177       10,462          751         1,078        3,177       11,206        1,085
Oasis Cove(B)                         1,003        4,068          386           180        1,018        4,095          524
Oasis Crossings                         673        4,426          153            --          673        4,426          153
Oasis Deerwood                        1,868       26,245          472            --        1,868       26,245          472
Oasis Del Mar           21,732        4,073       31,439        1,032           111        4,073       31,488        1,094
Oasis Emerald                           579        3,335          533           446          580        3,627          686
Oasis Glen                            1,120        4,939          112           165        1,120        5,019          197
Oasis Greens            12,000          709       17,077          295         1,415          709       17,747        1,040
Oasis Harbor I                        2,446       19,137          724            --        2,446       19,137          724
Oasis Heights                         1,485        8,761          245           765        1,486        9,020          750
Oasis Heritage                        3,628       26,162          540         4,407        3,628       27,414        3,695
Oasis Hills              2,630          550        4,469          300           234          550        4,586          417
Oasis Island                            760        4,095          196           179          761        4,069          400
Oasis Landing            3,967          505        5,937          104           350          505        6,109          282
Oasis Meadows                         2,216       21,447          795            --        2,216       21,447          795
Oasis Mini Storage                      304          976            2           154          304        1,087           45
Oasis Morning                            42        1,468          135           423           49        1,623          396
Oasis Nellis
  Commercial                            288          576           --             1          288          576            1
Oasis Orchid                          2,056       10,270        1,527           764        2,056       10,364        2,197
Oasis Palms                           1,021        6,586          799           589        1,022        6,769        1,204
Oasis Paradise          15,822        7,640       27,280          624         1,142        7,843       27,437        1,406
Oasis Park               7,669        1,217        8,087          224           605        1,217        8,610          306
Oasis Pearl                             585        1,581          224           194          587        1,653          344


                                                DATE OF
                               ACCUMULATED    CONSTRUCTION/ DEPRECIABLE
  PROPERTY NAME      TOTAL     DEPRECIATION   ACQUISITION      LIFE
------------------  --------   ------------   -----------   -----------
Oasis Bay           $  5,205     $    954        8/90       5-40 Years
Oasis Bel Air         19,008          414        12/95      5-40 Years
Oasis Breeze          15,012        1,026        10/93      5-40 Years
Oasis Canyon          12,862          448        7/95       5-40 Years
Oasis Centennial      12,869          360        9/95       5-40 Years
Oasis Centre           1,926          441        10/89      5-40 Years
Oasis Cliffs          14,157        4,575        7/88       5-40 Years
Oasis Club            15,468        2,583        12/89      5-40 Years
Oasis Cove(B)          5,637          930     5/90 & 4/96   5-40 Years
Oasis Crossings        5,252           12        9/96       5-40 Years
Oasis Deerwood        28,585          268        9/96       5-40 Years
Oasis Del Mar         36,655          952        10/95      5-40 Years
Oasis Emerald          4,893        1,473        11/88      5-40 Years
Oasis Glen             6,336          391        7/94       5-40 Years
Oasis Greens          19,496        1,585        10/93      5-40 Years
Oasis Harbor I        22,307           96        11/96      5-40 Years
Oasis Heights         11,256          754        2/94       5-40 Years
Oasis Heritage        34,737        2,043        7/94       5-40 Years
Oasis Hills            5,553        1,140        6/91       5-40 Years
Oasis Island           5,230          899        6/90       5-40 Years
Oasis Landing          6,896          532        10/93      5-40 Years
Oasis Meadows         24,458          256        4/96       5-40 Years
Oasis Mini Storage     1,436           67        7/94       5-40 Years
Oasis Morning          2,068        1,122        1978       5-40 Years
Oasis Nellis
  Commercial             865           35        7/94       5-40 Years
Oasis Orchid          14,617        3,972        9/89       5-40 Years
Oasis Palms            8,995        2,330        9/94       5-40 Years
Oasis Paradise        36,686        2,124        3/94       5-40 Years
Oasis Park            10,133          525        9/94       5-40 Years
Oasis Pearl            2,584          668        7/87       5-40 Years

                                               INITIAL COST                                        TOTAL COST(A)
                                    ----------------------------------       COST        ----------------------------------
                                               BUILDINGS     FURNITURE   SUBSEQUENT TO              BUILDINGS     FURNITURE
                      12/31/96                    AND           AND      CONSTRUCTION/                 AND           AND
  PROPERTY NAME     ENCUMBRANCES     LAND     IMPROVEMENTS   FIXTURES     ACQUISITION     LAND     IMPROVEMENTS   FIXTURES
------------------  ------------    -------   ------------   ---------   -------------   -------   ------------   ---------

                                                DATE OF
                               ACCUMULATED    CONSTRUCTION/ DEPRECIABLE
  PROPERTY NAME      TOTAL     DEPRECIATION   ACQUISITION      LIFE
------------------  --------   ------------   -----------   -----------
Oasis Place                           2,189        5,950          196           179        2,195        6,024          295
Oasis Plaza              6,000        2,541        6,677          151         2,157        2,541        8,127          858
Oasis Pointe                          2,056       14,273          554            --        2,056       14,273          554
Oasis Rainbow            6,384          714        6,245          962           713          714        6,603        1,317
Oasis Ridge                           1,899        9,869          219           723        1,899       10,070          741
Oasis Rose               7,936(C)     1,943        9,926          453           186        1,964       10,043          501
Oasis Sands                             601        2,417           56            76          601        2,474           75
Oasis Springs                         1,638       11,547          231           698        1,638       11,803          673
Oasis Star(D)                           211          312           39           119          212          379           90
Oasis Suites                          1,464        8,470          306           608        1,464        8,635          749
Oasis Summit                          2,275       17,537          479           329        2,352       17,637          631
Oasis Terrace                         1,568       14,869          530           648        1,568       15,346          701
Oasis Tiara                           4,129       22,086          782            --        4,129       22,086          782
Oasis Topaz              6,541        2,377        6,353          143         2,953        2,377        8,694          755
Oasis Trails            13,481(C)     3,247       15,222          298         1,029        3,226       15,801          769
Oasis View                              341        3,908          316         1,133          341        4,094        1,263
Oasis Villas                            996        5,235          162            --          996        5,235          162
Oasis Vinings                         1,857       11,624          365           184        1,857       11,732          441
Oasis Vintage           10,947        2,942       14,237        1,019           212        2,943       14,369        1,098
Oasis Vista                           2,856       12,930           50           972        2,856       13,500          452
Oasis Wexford           16,021        2,843       16,111          358           648        2,843       16,553          564
Oasis Winds                           2,309        9,425          152         2,619        2,309       11,112        1,084
                      --------      -------     --------      -------       -------      -------     --------      -------
                       158,752       93,166      536,442       21,336        32,464       93,484      552,497       37,427
Land held for
  development                                                                              3,766
                      --------      -------     --------      -------       -------      -------     --------      -------
                       158,752       93,166      536,442       21,336        32,464       97,250      552,497       37,427
Construction in
  progress
                      --------      -------     --------      -------       -------      -------     --------      -------
                      $158,752      $93,166     $536,442      $21,336       $32,464      $97,250     $552,497      $37,427
                      ========      =======     ========      =======       =======      =======     ========      =======

Oasis Place            8,514          427        7/94       5-40 Years
Oasis Plaza           11,526          779        10/93      5-40 Years
Oasis Pointe          16,883          308        3/96       5-40 Years
Oasis Rainbow          8,634        2,745        11/88      5-40 Years
Oasis Ridge           12,710          935        10/93      5-40 Years
Oasis Rose            12,508          682        10/94      5-40 Years
Oasis Sands            3,150          156        9/94       5-40 Years
Oasis Springs         14,114          816        7/94       5-40 Years
Oasis Star(D)            681          138        6/91       5-40 Years
Oasis Suites          10,848          644        7/94       5-40 Years
Oasis Summit          20,620          974     7/94 & 7/95   5-40 Years
Oasis Terrace         17,615          782        2/95       5-40 Years
Oasis Tiara           26,997          177        9/96       5-40 Years
Oasis Topaz           11,826          798        5/93       5-40 Years
Oasis Trails          19,796        1,067        7/94       5-40 Years
Oasis View             5,698        3,172        1983       5-40 Years
Oasis Villas           6,393           14        9/96       5-40 Years
Oasis Vinings         14,030          863        12/93      5-40 Years
Oasis Vintage         18,410        1,768        1/93       5-40 Years
Oasis Vista           16,808          879        7/94       5-40 Years
Oasis Wexford         19,960          912        12/94      5-40 Years
Oasis Winds           14,505          913        10/93      5-40 Years
                    --------      -------
                     683,408       52,924
Land held for
  development          3,766
                    --------      -------
                     687,174       52,924
Construction in
  progress           109,202
                    --------      -------
                    $796,376     $ 52,924
                    ========      =======

---------------
(A) The aggregate cost for federal income tax purposes at December 31, 1996 is $706,050.

(B) Initial cost includes the expansion of Oasis Cove totaling 20 units.

(C) Encumbrance represents a portion of the $39,980 Teachers Insurance and Annuity Association loan allocated to the property based upon relative size.

(D) Initial cost was reduced to reflect the sale of 44 units at Oasis Star I.

                            OASIS RESIDENTIAL, INC.

                              NOTE TO SCHEDULE III
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

1.  RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION:

                                                               1996         1995         1994
                                                             --------     --------     --------
Real estate investments:
  Balance at beginning of year.............................  $547,181     $433,450     $206,361
  Additions................................................   144,312      113,731      227,089
  Dispositions.............................................    (4,319)          --           --
                                                             --------     --------     --------
  Balance at end of year...................................  $687,174     $547,181     $433,450
                                                             ========     ========     ========
Accumulated depreciation:
  Balance at beginning of year.............................  $ 38,499     $ 26,605     $ 18,281
  Additions................................................    15,438       11,894        8,324
  Dispositions.............................................    (1,013)          --           --
                                                             --------     --------     --------
  Balance at end of year...................................  $ 52,924     $ 38,499     $ 26,605
                                                             ========     ========     ========

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                         DESCRIPTION
-------  -------------------------------------------------------------------------------------
 3.1     Third Amended and Restated Articles of Incorporation of Oasis Residential, Inc.(1)
 3.2     Fourth Amended and Restated Bylaws of Oasis Residential, Inc.(1)
10.1     Purchase and Sale Agreement for Cypress Springs between the Company and Ty-De
         Development, Inc. (Oasis Landing)(1)
10.1.1   Amendment to Purchase and Sale Agreement for Cypress Springs dated May 28, 1993
         (Oasis Landing)(1)
10.1.2   Addendum to Purchase and Sale Agreement for Cypress Springs dated September 3, 1993
         (Oasis Landing)(1)
10.2     Purchase and Sale Agreement for The Verandas between the Company and Smoke Ranch
         Verandas Limited Partnership (Oasis Breeze)(1)
10.2.1   Addendum to Purchase and Sale Agreement for The Verandas dated September 1, 1993
         (Oasis Breeze)(1)
10.3     Purchase and Sale Agreement for SunDunes between the Company and SunDunes Apartments
         (Oasis Ridge)(1)
10.3.1   Addendum to Purchase and Sale Agreement for SunDunes dated September 1, 1993 (Oasis
         Ridge)(1)
10.4     Purchase and Sale Agreement for Sandpiper Village between the Company and National
         Real Estate Limited Partnership-IV (Oasis Plaza)(1)
10.4.1   Addendum to Purchase and Sale Agreement for Sandpiper Village dated August 31, 1993
         (Oasis Plaza)(1)
10.5     Purchase and Sale Agreement for Foxwood Village between the Company and Daniel
         Properties XIV Limited Partnership (Oasis Winds)(1)
10.5.1   Addendum to Purchase and Sale Agreement for Foxwood Village dated August 31, 1993
         (Oasis Winds)(1)
10.6     Purchase and Sale Agreement for Club at the Greens between the Company and Silver
         Ridge Apartments, Ltd. (Oasis Greens)(1)
10.7     Purchase and Sale Agreement for Los Montanas West between the Company and Becker
         Investment Co. dated July 28, 1993 (Oasis Morning)(1)
10.8     Purchase and Sale Agreement for Candlewood and Los Montanas East between the Company and Fremont West Shopping Center dated July 28, 1993 and an Amendment thereto dated
         September 15, 1993 (Oasis View, Oasis Morning)(1)
10.9     Purchase and Sale Agreement for Shadow Hills between the Company and Shadow Hills
         Apartment Co. dated July 28, 1993 (Oasis Hills)(1)
10.10.1  Purchase and Sale Agreement for Turf Club, Sunset Cliffs, Sunset Center, Sea Island,
         Moonshadow 1, Emerald Cove, Whalers Cove, Bay Colony, Sandcastle, Seacliffs and Topaz
         Village between the Company and RVJ dated July 15, 1993 (Oasis Club, Oasis Cliffs,
         Oasis Island, Oasis Pearl, Oasis Emerald, Oasis Cove, Oasis Bay, Oasis Sands, Oasis
         Topaz)(1)
10.10.2  Purchase and Sale Agreement for Rainbow Ridge between the Company and RVJ dated July
         28, 1993 (Oasis Rainbow)(1)
10.10.3  Purchase and Sale Agreement for Tealbriar/Westchase between the Company and RVJ dated
         July 15, 1993 (Oasis Orchid, Oasis Palms)(1)
10.10.4  Purchase and Sale Agreement for Lighthouse Cove between the Company and RVJ dated
         July 15, 1993 (Oasis Reef)(1)

EXHIBIT
  NO.                                         DESCRIPTION
-------  -------------------------------------------------------------------------------------
10.10.5  Purchase and Sale Agreement for Morningstar between the Company and RVJ dated July
         15, 1993 (Oasis Star)(1)
10.10.6  Purchase and Sale Agreement for Seaview between the Company and RVJ dated July 15,
         1993 (Oasis Pearl)(1)
10.11    Option Agreement for Boardwalk Apartments between the Company and RVJ dated September
         24, 1993 (Oasis Place)(1)
10.12    Option Agreement for The Vinings between the Company and The Vinings Partners Limited
         Partnership dated September 8, 1993 (Oasis Vinings)(1)
10.13    Option Agreement for Legacy Highlands between the Company and RVJ dated September 24,
         1993 (Oasis Glen)(1)
10.14    Contract for sale of Vinings II property between the Company and Lewis Homes of
         Nevada dated September 24, 1993 (Oasis Vinings II)(1)
10.15    Option Agreement between the Company and RVJ dated September 20, 1993 relating to the purchase of the Whitehorse Property (Oasis Terrace)(1)
10.16    Form of Employment Agreement(l)
10.16.1  Amended and Restated Employment Contract between the Company and Robert V. Jones
10.16.2  Amended and Restated Employment Contract between the Company and Scott S. Ingraham
10.16.3  Amended and Restated Employment Contract between the Company and Allan O. Hunter, Jr.
10.16.4  Amended and Restated Employment Contract between the Company and Walter B. Eeds
10.16.5  First Amendment to Amended and Restated Employment Contract between the Company and
         Robert V. Jones
10.16.6  First Amendment to Amended and Restated Employment Contract between the Company and
         Scott S. Ingraham
10.16.7  First Amendment to Amended and Restated Employment Contract between the Company and
         Allan O. Hunter
10.16.8  First Amendment to Amended and Restated Employment Contract between the Company and
         Walter B. Eeds
10.17    Noncompetition Agreement between the Company and RVJ(1)
10.18    1993 Stock Option Plan of Oasis Residential, Inc.(1)
10.19    Form of Incentive Stock Option Agreement(l)
10.20    Form of Nonqualified Stock Option Agreement(l)
10.21    Stock Option Plan for Outside Directors(l)
10.22    Form of Nonqualified Stock Option Agreement for Outside Directors(l)
10.23    Form of Officers and Directors Indemnification Agreement(l)
10.24    Form of Lock-Up Agreement between the Representatives and the persons named therein(1)
10.25    Form of Management Agreement(l)
10.26    Form of Lease Agreement between the Company and RVJ(1)
10.27    Form of Amended and Restated Loan Agreement between the Company and Credit
         Lyonnais(2)
10.28    Form of Loan Agreement between the Company and Bank One of Arizona(l)
10.29    Form of Promissory Note and related documentation between the Company and Lutheran
         Brotherhood(l)
10.30    Form of Promissory Note and related documentation between the Company and Washington
         Pacific Financial Group Ltd.(1)

EXHIBIT
  NO.                                         DESCRIPTION
-------  -------------------------------------------------------------------------------------
10.31    Multifamily Note in favor of GMAC Mortgage Corporation of Pennsylvania(l)
10.32.1  Promissory Note of Morningstar, Inc. in favor of Manns Haggerskjold(l)
10.32.2  Promissory Note of Seaview, Inc. in favor of Manns Haggerskjold(l)
10.32.3  Promissory Note of Lighthouse Cove, Inc. in favor of Manns Haggerskjold(l)
10.33    Purchase and Sale Agreement between Legacy Funding and the Company date April 6,
         1994, and Addendum thereto (Oasis Heritage, Oasis Suites)(2)
10.34    Purchase and Sale Agreement between LWFT and Capital Realty Advisers Corp. dated May
         12, 1994, and Assignment thereof to the Company (Oasis Springs)(2)
10.35    Purchase and Sale Agreement between Creekside Limited Partnership and the Company dated May 19, 1994 (Oasis Trails)(2)
10.36    Purchase and Sale Agreement between Rio Vista Apartments Limited Partnership and the
         Company dated May 25, 1994 (Oasis Vista)(2)
10.37    Contract between the Company and American Construction Management dated February 1,
         1994(2)
10.38    Amended and Restated Acquisition Agreement between the Company and Walter B. Eeds(3)
10.39    Purchase and Sale Agreement for Oasis Deerwood between Mission Viejo Company and
         Greystone Group, Inc. dated July 5, 1994(3)
10.40    Purchase and Sale Agreement for Oasis Wexford between Wexford Station Apartments,
         Inc. and the Company dated September 22, 1994(3)
10.40.1  Amendment to Sale and Purchase Agreement between Wexford Station Apartments, Inc. and the Company dated October 27, 1994(3)
10.41    Purchase and Sale Agreement for Oasis Parc by and between Eagle Chase, Ltd. and ORI-
         Colorado, Inc. dated September 14, 1994(3)
10.42    Real Estate Option Agreement for Oasis Tiara by and between Lewis Homes of Nevada,
         Oakrest Development and the Company dated June 28, 1994(3)
10.42.1  Amendment No. I to Real Estate Option Agreement between Lewis Homes of Nevada,
         Oakrest Development and the Company dated September 21, 1994(3)
10.43    Purchase and Sale Agreement for Oasis Bluffs by and between Embassy Suites, Inc. and the Company dated April 26, 1994(3)
10.43.1  Addendum No. I to Purchase and Sale Agreement by and between Embassy Suites, Inc. and the Company dated June 15, 1994(3)
10.43.2  Addendum to Purchase and Sale Agreement by and between Embassy Suites, Inc. and the
         Company dated August 30, 1994(3)
10.44    Offer and Acceptance Agreement and Eamest Money Receipt for Oasis Meadows between
         Robert V. Jones and Sam Lawson Trust and Eugenia Lawson Trust dated October 15,
         1993(3)
10.44.1  Agreement of Nomination between Robert V. Jones and the Company dated November 18,
         1993(3)
10.45    Agreement for the Sale and Purchase of Oasis Miramar by and between Nevada Exchange
         Counselors, Inc. and the Company dated June 14, 1994(3)
10.46    Purchase Agreement for Oasis Del Mar between Peccole Ranch Partnership and the
         Company dated December 10, 1993(3)
10.46.1  Addendum to Purchase Agreement between Peccole Ranch Partnership and the Company dated February 18, 1994(3)
10.47    Purchase and Sale Agreement for Oasis Paradise by and between Paradise Palms,
         Paradise Point and the Company dated January 28, 1994(3)

EXHIBIT
  NO.                                         DESCRIPTION
-------  -------------------------------------------------------------------------------------
10.47.1  Addendum to Purchase and Sale Agreement for Paradise Palms and Paradise Point
         Apartment Complexes by and between Paradise Palms, Paradise Point and the Company dated February 21, 1994(3)
10.48    Purchase and Sale Agreement for Oasis Heights by and between Crystal Springs Limited
         Partnership and the Company dated February 10, 1994(3)
10.49    Real Estate Purchase Option and Sale Agreement for Oasis Gateway by and between the
         Company and Lied Foundation Trust, Christina M. Hixson, as Trustee, dated February
         28, 1994(3)
10.50    Assumption and Release Agreement for Oasis Springs between the Company, LWFT and
         Federal National Mortgage Association dated November 17, 1994(3)
10.51    Loan Agreement (Construction and Mini-Perm Loan) for Oasis Canyon between the Company and Bank One, Arizona, NA dated October 20, 1994(3)
10.52    Loan Agreement (Construction Loan) for Oasis Del Mar between the Company and Bank
         One, Arizona for Oasis Del Mar dated December 7, 1994(3)
10.53    Loan Agreement (Construction and Mini-Perm Loan) for Oasis Terrace between the
         Company and Bank One, Arizona, NA dated May 11, 1994(3)
10.54    Credit Agreement among the Company, certain lenders, and Wells Fargo Bank, National
         Association. as Agent dated January 9, 1995(3)
10.55    Loan Agreement for Oasis Parc between ORI-Colorado, Inc. and Bank One, Arizona, NA dated September 29, 1994(3)
10.56    Letter of Credit Reimbursement Agreement between ORI-Colorado, Inc. and Bank One,
         Arizona, NA relating to City of Westminster, Colorado Multifamily Housing Revenue
         Bonds (Wexford Station A Project) 1985 Series A dated December 1, 1994(3)
10.57    Loan Agreement between City of Westminster, Colorado and Wexford Venture dated
         December 1, 1985(3)
10.57.1  Amendment to Loan Agreement between City of Westminster, Colorado and ORI-Colorado,
         Inc. dated December 1, 1994, relating to Oasis Wexford(3)
10.57.2  Transcript $6,690,000 Adams County, Colorado Multifamily Housing Revenue Refunding
         Bonds Series 1986A; Sale of Project and Purchase in Lieu of Redemption dated October
         3, 1994(3)
10.58    Promissory Note of ORI-Colorado, Inc. in favor of Eagle Chase, Ltd. dated September
         29, 1994(3)
10.59    Loan Agreement between ORI-Colorado, Inc. and Bank One, Arizona, NA dated September
         29, 1994(3)
10.60    Assignment and Assumption Agreement between Eagle Chase, Ltd. and ORI-Colorado,
         Inc.(3)
10.61    Assignment and Assumption Agreement by and among U.S. Customs Service, the Company and Robert V. Jones(3)
10.62    Promissory Note for Oasis Terrace between the Company and Bank One, Arizona, NA dated
         May 11, 1994(3)
10.63    Promissory Note for Oasis Del Mar between the Company and Bank One, Arizona, NA(3)
10.64    Promissory Note for Oasis Canyon between the Company and Bank One, Arizona, NA(3)
10.65    Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Multifamily
         Note by and between the Company and Washington Mortgage Group Financial Group,
         Inc.(3)
10.66    Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Multifamily
         Note by and between Washington Mortgage Group Financial Group, Inc. and the
         Company(3)

EXHIBIT
  NO.                                         DESCRIPTION
-------  -------------------------------------------------------------------------------------
10.67    Purchase and Sale Agreement for Oasis Villas by and between Jan Jacoby and Natalie
         Jacoby Hollander and the Company dated April 29, 1994(3)
10.68    Purchase and Sale Agreement for Oasis Vintage by and between Birdrock Limited
         Partnership and the Company dated October 8, 1993(3)
10.69    Real Estate Purchase Contract for Oasis Canyon by and between Capital Realty Advisors
         Corp. and the Company dated December 21, 1993(3)
10.70    Articles of Incorporation of Denver West Apartments, L.L.C.(4)
10.71    Operating Agreement of Denver West Apartments, L.L.C., a Colorado Limited Liability
         Company, effective as of April 21, 1995 by and between Stevinson Partnership, Ltd., a
         Colorado limited partnership, and ORI-Colorado, Inc., a Nevada corporation(4)
10.72    Purchase and Sale Agreement by and between Aetna Life Insurance Company and
         ORI-Colorado Inc. dated August 4, 1995 (Oasis Centennial)(4)
10.72.1  Amendment to Purchase and Sale Agreement by and between Aetna Life Insurance Company and ORI-Colorado, Inc. dated August 31, 1995 (Oasis Centennial)(4)
10.73    Purchase Contract by and between RSRF Ranch Company, LLC, a Colorado limited liability company, and ORI-Colorado, Inc. dated August 31, 1995 (Oasis Lakeway)(4)
10.74    Amended and Restated Credit Agreement among the Company, The Lenders Listed Therein,
         Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New
         York dated as of September 25, 1995(4)
10.74.1  Promissory Note of the Company in favor of Wells Fargo Bank dated September 25,
         1995(4)
10.74.2  Promissory Note of the Company in favor of Morgan Guaranty Trust Company of New York dated September 25, 1995(4)
10.74.3  Promissory Note of the Company in favor of Bank One Arizona, N.A. dated September 25,
         1995(4)
10.74.4  Promissory Note of the Company in favor of Dresdner Bank AG, Los Angeles Agency and
         Grand Cayman Branch dated September 25, 1995(4)
10.74.5  Promissory Note of the Company in favor of Union Bank dated September 25, 1995(4)
10.75    Multifamily Deed of Trust, Assignment of Rents and Security Agreement, Multifamily
         Note, Financing Agreement, Indenture of Trust, and Regulatory Agreement by and
         between BOCC Funding Corporation and the Company dated as of November 1, 1995 (Oasis
         Wexford)(4)
10.76    Multifamily Deed of Trust, Assignment of Rents and Security Agreement, Multifamily
         Note, Financing Agreement and Indenture of Trust by and between BOCC Funding
         Corporation and the Company dated as of December 1, 1995 (Oasis Park)(4)
10.77    Nevada Deed of Trust and Assignment of Rents and Security Agreement and Fixture
         Filing Statement, Nevada Deed of Trust Note, and Note Agreement by and between
         Teachers Insurance and Annuity Association of America and Company dated December 29,
         1995 (Oasis Bel Air, Oasis Canyon, Oasis Trails, Oasis Rose)(4)
10.78    Nevada Deed of Trust and Assignment of Rents and Security Agreement and Fixture
         Filing Statement, Nevada Deed of Trust Note, and Letter of Credit Agreement by and
         between Teachers Insurance and Annuity Association of America and Company dated
         December 29, 1995 (Oasis Del Mar)(4)
10.79    First Modification Agreement to the Amended and Restated Credit Agreement among the
         Company, The Lenders, therein, Wells Fargo Bank as Administrative Agent, and Morgan
         Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of February
         25, 1996(5)

EXHIBIT
  NO.                                         DESCRIPTION
-------  -------------------------------------------------------------------------------------
10.80    Second Modification Agreement to the Amended and Restated Credit Agreement among the
         Company, The Lenders, therein, Wells Fargo Bank as Administrative Agent, and Morgan
         Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of July 25,
         1996(5)
10.81    Third Modification Agreement to the Amended and Restated Credit Agreement among the
         Company, The Lenders, therein, Wells Fargo Bank as Administrative Agent, and Morgan
         Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of September
         24, 1996(5)
10.81.1  Promissory Note of the Company in favor of Wells Fargo Bank dated September 24,
         1996(5)
10.81.2  Promissory Note of the Company in favor of Morgan Guaranty Trust Company dated
         September 24, 1996(5)
10.81.3  Promissory Note of the Company in favor of Bank One Arizona, N.A. dated September 24,
         1996(5)
10.81.4  Promissory Note of the Company in favor of Dresdner Bank AG, New York Brand and Grand
         Cayman Branch dated September 24, 1996(5)
10.81.5  Promissory Note of the Company in favor of Union Bank of California, N.A. dated
         September 24, 1996(5)
10.82    Amended and Restated Acquisition Agreement between Oasis Residential Inc. and Walter
         B. Eeds and Greystone Group Inc. dated May, 14, 1996
10.83    Amended and Restated Mortgage Note with Oasis Residential, Inc. as Maker payable to
         Allstate Life Insurance Company dated March 14, 1996 (Oasis Reef)
10.84    Purchase Agreement between Oasis Residential, Inc. as Seller and Siefert Investments,
         a Nevada Limited Partnership as Buyer dated December 11, 1996, for sale of Oasis Reef
         Apartments
21.1     List of Subsidiaries(4)
27.1     Financial Data Schedule

---------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-11, Registration No. 33-67564

(2) Incorporated by reference from the Company's Registration Statement on Form S-11, Registration No. 33-79564

(3) Incorporated by reference from the Company's 1994 Form 10-K

(4) Incorporated by reference from the Company's 1995 Form 10-K

(5) Incorporated by reference from the Company's Form 10-Q dated September 30, 1996