Form 10-Q
period 1997-03-31
OASIS RESIDENTIAL INC
filed 1997-05-14
CIK 910846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                  YES X    NO
                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                      Shares Outstanding             Date
           -----                      ------------------             ----
Common Stock, $0. 01 par value            16,237,646             May 12, 1997

                             OASIS RESIDENTIAL, INC.
                          QUARTERLY REPORT ON FORM 10-Q

                                    CONTENTS




                                                                                    Page No.
                                                                                    --------
PART I - FINANCIAL INFORMATION:
    Item 1. Consolidated Financial Statements:
        Consolidated Balance Sheets as of March 31, 1997
          and December 31, 1996                                                           2

        Consolidated Statements of Operations for the Three
          Months Ended March 31, 1997 and 1996                                            3

        Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1997 and 1996                                            4

        Notes to Consolidated Financial Statements                                        5

    Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                            6-12

PART II - OTHER INFORMATION                                                              13

Signatures                                                                               14

PART I. FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements:

                             OASIS RESIDENTIAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                       March 31,     December 31,
                                                                         1997            1996
                                                                       ---------      ---------
                                                                      (Unaudited)
Assets:
Real estate assets:
   Land                                                                $  93,484      $  93,484
   Buildings and improvements                                            553,335        552,500
   Furniture and fixtures                                                 40,126         39,515
                                                                       ---------      ---------
                                                                         686,945        685,499
   Less accumulated depreciation                                          57,575         53,049
                                                                       ---------      ---------
                                                                         629,370        632,450
   Land held for development                                               3,866          3,766
   Construction in progress                                              121,804        109,202
                                                                       ---------      ---------
     Net real estate assets                                              755,040        745,418
   Cash and cash equivalents                                               3,275          3,397
   Restricted cash                                                         3,293          2,976
   Investment in and advances to joint venture                             8,471          9,574
   Deposits on real estate assets                                          2,716          2,000
   Deferred costs and other assets (net of accumulated
     amortization of $2,073 and $1,802 at March 31, 1997
     and December 31, 1996, respectively)                                 12,079         11,408
                                                                       ---------      ---------
           Total assets                                                $ 784,874      $ 774,773
                                                                       =========      =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Debt                                                                $ 406,341      $ 394,274
   Resident deposits and prepaid rent                                      2,174          2,066
   Accounts payable and accrued expenses                                   6,712          6,221
                                                                       ---------      ---------
     Total liabilities                                                   415,227        402,561
                                                                       ---------      ---------
Commitments (Note 2)
Stockholders' equity:
   Preferred stock, $2.25 Series A Cumulative Convertible,                    42             42
     $.01 par value, liquidation preference $25 per share,
     15,000,000 shares authorized, 4,165,000 shares issued
     and outstanding at March 31, 1997 and
     December 31, 1996
   Common stock, $.01 par value, 100,000,000 shares                          162            162
     authorized, 16,237,646 shares issued and outstanding at
     March 31, 1997 and December 31, 1996
   Paid-in capital                                                       386,910        386,910
   Distributions in excess of net income                                 (17,467)       (14,902)
                                                                       ---------      ---------
     Total stockholders' equity                                          369,647        372,212
                                                                       ---------      ---------
         Total liabilities and stockholders' equity                    $ 784,874      $ 774,773
                                                                       =========      =========

                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                      Three months ended
                                                          March 31,
                                                  ---------------------------
                                                      1997            1996
                                                  -----------     -----------
Revenue:
   Rental income                                  $    25,899     $    21,059
   Other income                                           925             693
                                                  -----------     -----------
     Total revenue                                     26,824          21,752
                                                  -----------     -----------
Expenses:
   Property operating and maintenance                   7,245           6,129
   General and administrative                             939             832
   Real estate taxes                                    1,429           1,150
   Interest                                             5,288           2,872
   Interest, non-cash (loan fees and costs)               268             294
   Depreciation and amortization                        4,530           3,520
                                                  -----------     -----------
     Total expenses                                    19,699          14,797
                                                  -----------     -----------
Net income                                              7,125           6,955
Less preferred dividend requirement                     2,343           2,343
                                                  -----------     -----------
Earnings available for common stockholders        $     4,782     $     4,612
                                                  ===========     ===========
Per share amounts:
   Earnings available for common stockholders     $      0.29     $      0.28
                                                  ===========     ===========
   Dividends declared per common share            $    0.4525     $     0.435
                                                  ===========     ===========
Weighted average number of common
   shares outstanding                              16,237,646      16,237,646
                                                  ===========     ===========


                 See notes to consolidated financial statements

                             OASIS RESIDENTIAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------      --------
Cash flows from operating activities:
   Net income                                            $  7,125      $  6,955
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                        4,530         3,520
       Amortization of discount on notes payable                5             -
       Interest, non-cash (loan fees and costs)               268           294
       Changes in assets and liabilities:
         Restricted cash                                     (317)         (357)
         Deferred costs and other assets                     (942)          387
         Resident deposits and prepaid rent                   108           110
         Accounts payable and accrued expenses                491        (4,774)
                                                         --------      --------
           Net cash provided by operating activities       11,268         6,135
                                                         --------      --------
Cash flows from investing activities:
   Purchase of real estate assets                          (1,446)       (4,734)
   Construction of real estate assets                     (12,702)      (35,436)
   Investment in and advances to joint venture              1,103             -
   Deposits on real estate assets                            (716)            -
                                                         --------      --------
           Net cash used in investing activities          (13,761)      (40,170)
                                                         --------      --------
Cash flows from financing activities:
   Proceeds from debt                                      12,500        38,000
   Principal payments on debt                                (438)         (447)
   Cash dividends paid - preferred stock                   (2,343)       (2,343)
   Cash dividends paid - common stock                      (7,348)       (7,062)
                                                         --------      --------
           Net cash provided by financing activities        2,371        28,148
                                                         --------      --------
           Net decrease in cash and cash equivalents         (122)       (5,887)
Cash and cash equivalents, beginning                        3,397         5,970
                                                         --------      --------
Cash and cash equivalents, ending                        $  3,275      $     83
                                                         ========      ========
Supplemental information:
   Cash paid for interest                                $  4,571      $  4,722
                                                         ========      ========


                 See notes to consolidated financial statements

                             OASIS RESIDENTIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation have been included. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure which would substantially duplicate the disclosure contained in the Company's 1996 Annual Report on Form 10-K has been omitted.

   The Company capitalizes all direct costs of developing its properties. Interest is capitalized during development and construction until a property is completed and ready for occupancy. In computing the amount of interest to be capitalized for each period, the Company computes the average amount of development and construction costs incurred on each project and allocates interest costs associated with loans incurred for the purpose of furthering the Company's development and construction activities. To the extent that the total development and construction costs exceed the amount of the construction related loans, the Company applies its average borrowing rate on other than construction-related loans to such excess construction costs to derive the amount of additional capitalized interest. General and administrative costs are expensed, except for the costs incurred in support of the Company's construction-focused executives.

2. COMMITMENTS

   As of March 31, 1997, the Company was under construction or grading on seven additional multifamily apartment communities totaling 2,559 units in three markets, Las Vegas, Reno and Denver. The Company anticipates completing 1,897 of these units in 1997. The estimated total investment upon completion of the 1,897 units scheduled to be completed in 1997 is $149,800. The estimated total investment for the remaining 662 units will be finalized prior to the commencement of construction. As of March 31, 1997, the Company had expended approximately $121,804 in land acquisition and development costs on these projects.

3. SUBSEQUENT EVENTS

   On April 28, 1997, the Company declared a quarterly dividend for its common stock of $0.4525 per share. The dividend is to be paid on June 3, 1997 to stockholders of record on May 23, 1997. The Company announced on April 18, 1997, the declaration of its quarterly dividend of $0.5625 per share on its Series A Cumulative Convertible Preferred Stock. This preferred stock dividend is to be paid on May 15, 1997 to stockholders of record on May 1, 1997.

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

  Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996.

  The weighted average number of apartment units increased by 1,545 units for the three months ended March 31, 1997, as compared to the same period in 1996. This increase was the result of the development of 1,130 units since the end of March 1996. The total number of units operated as of March 31, 1997 and 1996 were 13,428 and 12,298, respectively. The weighted average number of apartment units for each of the periods was as follows:

         Three months ended March 31, 1997                    13,428
         Three months ended March 31, 1996                    11,883


  For the three months ended March 31, 1997, net income increased by $170,000 over the three months ended March 31, 1996. This increase was due to increased rental and other income of $5,072,000, as well as a decrease in interest expense (non-cash), which represents amortization of loan fees and costs, of $26,000. Offsetting these factors were increases in property operating and maintenance expenses of $1,116,000, general and administrative expenses of $107,000, real estate taxes of $279,000, interest expense of $2,416,000, and depreciation and amortization of $1,010,000. The increase in revenue and expenses was primarily the result of operating a greater number of apartment units in 1997 as compared to 1996.

  PROPERTY OPERATIONS: The following table presents the Company's results of operations for its multifamily apartment communities (excluding commercial property and corporate general and administrative expenses) for the three months ended March 31, 1997 and 1996:


                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                         -----------------------------
                                           1997       1996    % CHANGE
                                         -------     -------  --------
                                            (Dollars in thousands)
Rental income                            $25,283     $20,902     21%
Other income                                 793         622     27%
                                         -------     -------     --
   Total income                           26,076      21,524     21%
                                         -------     -------     --
Property operating and maintenance         7,016       6,093     15%
Real estate taxes                          1,467       1,137     29%
                                         -------     -------     --
   Total property operating expenses       8,483       7,230     17%
                                         -------     -------     --
   Property net operating income,
       before interest expense,
       depreciation and amortization     $17,593     $14,294     23%
                                         =======     =======     ==


  Rental income for the three months ended March 31, 1997 increased over the same period of 1996 by $4,381,000, or 21%, primarily due to the development of additional apartment communities. The weighted average monthly rental income per apartment unit was approximately $628 for the three months ended March 31, 1997, as compared to $586 for the same three month period in 1996.

  Other income (consisting primarily of nonrefundable security deposits, application and cleaning fees, laundry and vending income) increased by $171,000, or 27%, for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily due to the operation of additional apartment communities in 1997 as compared to 1996.

  Property operating and maintenance expenses increased by $923,000, or 15%. On a weighted average per unit, per month basis, these expenses increased by $3, to $174 for the three months ended March 31, 1997, as compared to $171 for the same period in 1996. This increase is primarily attributable to general increases in utility rates during 1997 and in the last nine months of 1996.

  Real estate taxes increased by $330,000, or 29%, primarily due to the development of additional apartment communities in the last three quarters of 1996. On a weighted average per unit, per month basis, real estate taxes increased by $4, to $36 for the three months ended March 31, 1997 as compared to $32 for the same period in 1996. This increase is primarily due to increases in property taxes at certain properties for the tax year commencing July 1, 1996. In Nevada, properties are assessed at their value as of July 1 of each year and, therefore, properties that are under development as of that date are not assessed on their full value until July 1 of the following year.

  "SAME STORE" PORTFOLIO: The following table presents a comparison of the operating results for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 for the properties that the Company owned as of December 31, 1995, consisting of 40 apartment communities, containing 10,959 apartment units:

                                               THREE MONTHS ENDED
                                                   MARCH 31,
                                         -----------------------------
                                           1997       1996    % CHANGE
                                         -------     -------  --------
                                            (Dollars in thousands)
Rental income                            $19,801     $19,039       4%
Other income                                 668         526      27%
                                         -------     -------     ---
    Total income                          20,469      19,565       5%
                                         -------     -------     ---

Property operating and maintenance         5,609       5,531       1%

Real estate taxes                          1,148       1,100       4%
                                         -------     -------     ---
   Total property operating expense        6,757       6,631       2%
                                         -------     -------     ---
   Property net operating income,
       before interest expense,
       depreciation and amortization     $13,712     $12,934       6%
                                         =======     =======     ===


  The increase in rental income of $762,000, or 4%, was primarily due to an increase in average rental rates.

  Other income increased by $142,000, or 27%, as a result of an increase in fees unrelated to rent such as nonrefundable security deposits, application and cleaning fees and late fees.

  The increase in property operating and maintenance expenses of $78,000, or 1%, was due primarily to increased utility costs of $106,000, which were partially offset by decreases in other operating expenses of $28,000.

  Real estate taxes increased by $48,000, or 4%, primarily due to the re-assessment of certain communities by the taxing authorities.


  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities increased by $5,133,000 from $6,135,000 in the three months ended March 31, 1996 to $11,268,000 in the three months ended March 31, 1997, primarily due to increases in rental income from additional properties developed subsequent to March 31, 1996, and as a result of an increase in accounts payable and accrued expenses, partially offset by an increase in deferred costs and other assets.

  Net cash used in investing activities decreased by $26,409,000 from $40,170,000 in the three months ended March 31, 1996 to $13,761,000 in the three months ended March 31, 1997. During the three months ended March 31, 1996, the Company had 13 properties under construction, containing 3,778 apartment units, of which 272 units were completed during the period. During the three months ended March 31, 1997, the Company had seven communities under construction (including a 321 unit apartment community being developed as part of a joint venture agreement), comprising 2,559 units in three markets, Las Vegas, Reno and Denver. The estimated total investment upon completion of the

  1,897 units scheduled to be completed in 1997 is $149,800,000. The estimated total investment for the remaining 662 apartment units will be finalized prior to the commencement of construction.

  The Company funds its development activities through a combination of working capital, construction loans and credit facility debt. At March 31, 1997, the Company had available borrowing capacity under the credit facility of $101,764,000.

  Net cash provided by financing activities decreased by $25,777,000 from $28,148,000 in the three months ended March 31, 1996 to $2,371,000 in the three months ended March 31, 1997, primarily as a result of lower proceeds from the issuance of debt in 1997 as compared to 1996.

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

  The Company expects to meet its long-term liquidity requirements, such as funds for property acquisition and development activity and the repayment of debt, through new long-term borrowings and the issuance of additional debt securities or equity securities. In addition, the Company has a shelf registration statement with the Securities and Exchange Commission which covers up to an aggregate of $250,000,000 of debt securities, preferred stock, depositary stock, common stock and warrants to purchase common stock and preferred stock which the Company may issue from time to time.


  CAPITAL EXPENDITURES

  The Company capitalizes the direct and indirect cost of expenditures for the acquisition or development of apartment communities and replacements and improvements. Non-revenue generating capital expenditures are those replacements which recur on a regular basis, but which have estimated useful lives of more than one year, such as roofing, heating, ventilation and air conditioning and exterior repainting. Revenue-generating expenditures are those improvements which enhance the communities net operating income generating capabilities either through increased rental rates or reduced operating expenses.

  During 1995, the Company implemented its customer focused brand name operating strategy. The process required many on-site improvements, including the changing of property signage (which includes the Oasis name and logo) and was completed in 1996. These costs are considered revenue-generating capital expenditures in that the Company believes that the Oasis brand name enhances the Company's ability to attract new residents, retain existing residents, gain additional resident referrals, and retain more residents transferring from one Oasis community to another.

  At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership. Some of these expenditures which would normally be considered non-revenue generating capital expenditures or expensed items are classified as revenue-generating expenditures when carpet and appliances are replaced and the community is substantially upgraded to meet the image and quality standards represented by the Oasis brand name. Upon completion of the rehabilitation process, normal recurring capital expenditures such as carpet and appliances are expensed as incurred.

  Interest, real estate taxes, and other carrying costs incurred during the development period of communities under construction are capitalized and, upon completion of the project, depreciated over the lives of the project.

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


  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement is effective for financial statements for both interim and annual periods ending after December 15, 1997. Management believes that the adoption of Standard No. 128 will not have a material effect on its earnings per share amounts.

 The following table sets forth certain information with respect to debt at March 31, 1997. As of that date, 8,632 of the Company's operating apartment units and the commercial properties were unencumbered:


                                   ENCUMBERED             NUMBER OF                     INTEREST           BALANCE AT
        LENDER                     COMMUNITIES              UNITS      MATURITY           RATE            MARCH 31, 1997
   ------------------        -------------------------   ----------  -----------     --------------      ----------------
                                                                                                          (IN THOUSANDS)
CREDIT FACILITY DEBT
   Wells Fargo Bank          Unsecured                                 09/97(1)       LIBOR + 1.25%      $        98,236
                                                                                                         ---------------
NOTES PAYABLE
   5 year notes payable      Unsecured                                 11/01              6.75%                   50,000
   7 year notes payable      Unsecured                                 11/03              7.00%                   50,000
   10 year notes payable     Unsecured                                 11/06              7.25%                   50,000
                                                                                                         ---------------
                                                                                                                 150,000(2)
                                                                                                         ---------------
MORTGAGE NOTES PAYABLE
   Lutheran Brotherhood      Oasis Club                        320     10/98              6.90%                    9,031
   Teachers Insurance        Oasis Del Mar                     560     12/02              8.46%                   21,665
   FNMA-MBS                  Oasis Greens                      432     08/01              8.63%                   12,000
   FNMA                      Oasis Hills                       184     10/03              7.50%                    2,623
   FNMA                      Oasis Landing                     144     10/03              7.50%                    3,956
   Allstate                  Oasis Paradise I                  368     04/08              7.10%                   15,762
   FNMA-MBS                  Oasis Plaza                       300     08/01              8.63%                    6,000
   FNMA                      Oasis Rainbow                     232     10/03              7.50%                    6,366
   FNMA                      Oasis Topaz                       270     12/01              9.50%                    6,520
   FNMA                      Oasis Vintage I                   336     10/03              7.50%                   10,916
   Teachers Insurance        Various (3)                     1,068     12/05              8.13%                   39,850
                                                         ---------                                       ---------------
                                                             4,214                                               134,689
                                                         ---------                                       ---------------
TAX-EXEMPT BONDS
   Bonds                     Oasis Park                        224     01/26              7.29%(4)                 7,651
   Bonds                     Oasis Wexford                     358     11/25              6.45%                   15,974
                                                         ---------                                       ---------------
                                                               582                                                23,625
                                                         ---------                                       ---------------
     Subtotal                                            $   4,796                                       $       406,550
                                                         =========                                       ===============
Unamortized discount on
  notes payable                                                                                                     (209)
                                                         ---------                                       ---------------
   Total                                                     4,796                                               406,341
                                                         =========                                       ===============

(1) The Company has the option to extend the maturity of the credit facility for one additional year.

(2)      $149,791 net after discount.

(3) Communities collateralized are Oasis Bel Air, Oasis Canyon, Oasis Rose, and Oasis Trails.

(4)      $1,090 of the outstanding balance is taxable.

   CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION:

   The Company considers Funds from Operations ("FFO") to be an appropriate measure of performance of an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is defined as income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles), plus real estate depreciation and after adjustments for significant non-recurring items, if any. Funds Available for Distribution ("FAD") is defined as FFO less non-revenue generating capital expenditures and includes an "addback" to net income for the amortization of deferred financing costs and depreciation of non-real estate assets and other amortization. The Company believes that to facilitate a clear understanding of the Company's operating results, FFO and FAD should be examined in conjunction with net income and should not be considered as alternatives to net income as an indication of the Company's operating performance or as alternatives to cash flow as a measure of liquidity.

     The following table presents the calculation of FFO and FAD:

                                                         THREE MONTHS
                                                             ENDED
                                                        MARCH 31, 1997
                                                     ---------------------
                                                    (Dollars in thousands)
CALCULATION OF FUNDS FROM OPERATIONS
Net income                                                 $  7,125
Depreciation on real estate assets                            4,452
                                                           --------

                    FUNDS FROM OPERATIONS                  $ 11,577
                                                           ========

COMPUTATION OF FUNDS AVAILABLE FOR DISTRIBUTION
Funds from Operations                                      $ 11,577
      Add:
           Amortization of deferred financing costs             268
           Depreciation of non-real estate assets                75
           Other amortization                                     3
     Less:
           Non-revenue generating capital expenditures         (781)
                                                           --------
                    FUNDS AVAILABLE FOR DISTRIBUTION       $ 11,142
                                                           ========


NOTES TO CALCULATION OF FFO AND FAD

1 The Company generally expenses most recurring non-revenue generating property expenditures, including carpet and appliance replacements, except for certain expenditures on acquisition properties where major improvements are required to bring the property up to the operating standards of the Oasis portfolio.

2 Non-revenue generating capital expenditures at the communities consist of replacements and equipment additions that do not enhance the revenue generating capabilities of the communities.

3 Non-revenue generating capital expenditures at the corporate office consist primarily of computer and office equipment additions.

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

  OASIS RESIDENTIAL, INC.

         /s/ Scott S. Ingraham
  -----------------------------------                               5-13-97
         Scott S. Ingraham
         President and Chief Operating Officer




         /s/ John M. Clayton
  -----------------------------------                               5-13-97
         John M. Clayton
         Senior Vice President and Chief Financial Officer
         (Principal Financial Officer)




         /s/ Marianne K. Aguiar
  -----------------------------------                               5-13-97
         Marianne K. Aguiar
         Vice President and Controller
         (Principal Accounting Officer)