Form 10-Q
period 1997-06-30
OASIS RESIDENTIAL INC
filed 1997-08-14
CIK 910846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                 YES  X   NO
                                     ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Class                     Shares Outstanding               Date
        -----                     ------------------               ----
Common Stock, $0. 01 par value        16,238,486              August 13, 1997

                             OASIS RESIDENTIAL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                    CONTENTS



                                                                         Page No.
                                                                         --------
PART I - FINANCIAL INFORMATION:

    Item 1. Consolidated Financial Statements:

            Consolidated Balance Sheets as of June 30, 1997
            and December 31, 1996                                            2

            Consolidated Statements of Operations for the Three and Six
            Months Ended June 30, 1997 and 1996                              3

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1997 and 1996                              4

            Notes to Consolidated Financial Statements                       5

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           6-12

PART II - OTHER INFORMATION                                                 13

Signatures                                                                  14



PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
-------------------------------------------

                             OASIS RESIDENTIAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                     ASSETS

                                                                                        June 30,        December 31,
                                                                                          1997              1996
                                                                                        --------         ----------
                                                                                       (Unaudited)
Real estate assets:
   Land                                                                                 $102,454          $ 93,484
   Buildings and improvements                                                            604,628           552,500
   Furniture and fixtures                                                                 43,076            39,515
                                                                                        --------          --------
                                                                                         750,158           685,499
   Less accumulated depreciation                                                          62,124            53,049
                                                                                        --------          --------
                                                                                         688,034           632,450
   Land held for development                                                               3,917             3,766
   Construction in progress                                                               89,172           109,202
                                                                                        --------          --------
     Net real estate assets                                                              781,123           745,418
   Cash and cash equivalents                                                               2,296             3,397
   Restricted cash                                                                         3,521             2,976
   Investment in and advances to joint venture                                             8,492             9,574
   Deposits on real estate assets                                                          2,357             2,000
   Deferred costs and other assets (net of accumulated
     amortization of $2,343 and $1,802 at June 30, 1997
     and December 31, 1996, respectively)                                                 11,232            11,408
                                                                                        --------          --------
     Total assets                                                                       $809,021          $774,773
                                                                                        ========          ========

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Debt                                                                                 $432,409          $394,274
   Resident deposits and prepaid rent                                                      2,474             2,066
   Accounts payable and accrued expenses                                                   7,063             6,221
                                                                                        --------          --------
     Total liabilities                                                                   441,946           402,561
                                                                                        --------          --------

Commitments (Note 2)

Stockholders' equity:
   Preferred stock, $2.25 Series A Cumulative Convertible,
     $.01 par value, liquidation preference $25 per share,
     15,000,000 shares authorized, 4,165,000 shares issued
      and outstanding at June 30, 1997 and December 31, 1996                                  42                42
   Common stock, $.01 par value, 100,000,000 shares authorized,
     16,238,486 and 16,237,646 shares issued and outstanding at
     June 30, 1997 and December 31, 1996, respectively                                       162               162
   Paid-in capital                                                                       386,930           386,910
   Distributions in excess of net income                                                 (20,059)          (14,902)
                                                                                        --------          --------
     Total stockholders' equity                                                          367,075           372,212
                                                                                        --------          --------
     Total liabilities and stockholders' equity                                         $809,021          $774,773
                                                                                        ========          ========


                 See notes to consolidated financial statements

                             OASIS RESIDENTIAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                            Three months ended             Six months ended
                                                                 June 30,                      June 30,
                                                        -------------------------      ------------------------
                                                            1997          1996            1997         1996
                                                        ------------  -----------      -----------  -----------
Revenue:
   Rental income                                        $     27,024  $    22,424      $    52,923  $    43,483
   Other income                                                1,047          783            1,972        1,476
                                                        ------------  -----------      -----------  -----------
     Total revenue                                            28,071       23,207           54,895       44,959
                                                        ------------  -----------      -----------  -----------
Expenses:
   Property operating and maintenance                          7,788        6,647           15,033       12,776
   General and administrative                                    916          801            1,855        1,633
   Real estate taxes                                           1,446        1,235            2,875        2,385
   Interest                                                    6,004        3,450           11,292        6,322
   Interest, non-cash (loan fees and costs)                      267          276              535          570
   Depreciation and amortization                               4,551        3,741            9,081        7,261
                                                        ------------  -----------      -----------  -----------
     Total expenses                                           20,972       16,150           40,671       30,947
                                                        ------------  -----------      -----------  -----------

Net income                                                     7,099        7,057           14,224       14,012
Less preferred dividend requirement                            2,343        2,343            4,686        4,686
                                                        ------------  -----------      -----------  -----------
Earnings available for common stockholders              $      4,756  $     4,714      $     9,538  $     9,326
                                                        ============  ===========      ===========  ===========
Per share amounts:
   Earnings available for common stockholders           $       0.29  $      0.29      $      0.59  $      0.57
                                                        ============  ===========      ===========  ===========

   Dividends declared per common share                  $     0.4525  $     0.435      $     0.905  $      0.87
                                                        ============  ===========      ===========  ===========
Weighted average number of common
   shares outstanding                                     16,237,904   16,237,646       16,237,775   16,237,646
                                                        ============  ===========      ===========  ===========


                 See notes to consolidated financial statements

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                 Six months ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                              1997              1996
                                                                           -----------       ----------
Cash flows from operating activities:
   Net income                                                               $   14,224       $   14,012
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                             9,081            7,261
       Amortization of discount on notes payable                                    11                -
       Interest, non-cash (loan fees and costs)                                    535              570
       Changes in assets and liabilities:
         Deferred costs and other assets                                          (365)             594
         Resident deposits and prepaid rent                                        408              341
         Accounts payable and accrued expenses                                     842              490
                                                                            ----------       ----------
           Net cash provided by operating activities                            24,736           23,268
                                                                            ----------       ----------
Cash flows from investing activities:
   Purchase of real estate assets                                              (10,955)               -
   Improvements to real estate assets                                           (4,336)          (8,670)
   Construction of real estate assets                                          (29,489)         (74,214)
   Investment in and advances to joint venture                                   1,082                -
   Deposits on real estate assets                                                 (357)               -
                                                                            ----------       ----------
           Net cash used in investing activities                               (44,055)         (82,884)
                                                                            ----------       ----------
Cash flows from financing activities:
   Proceeds from debt                                                           39,000           77,000
   Principal payments on debt                                                     (876)            (953)
   Increase in restricted cash                                                    (545)            (473)
   Proceeds from issuance of common stock in connection
      with the dividend reinvestment program                                        20                -
   Cash dividends paid - preferred stock                                        (4,686)          (4,686)
   Cash dividends paid - common stock                                          (14,695)         (14,126)
                                                                            ----------       ----------
           Net cash provided by financing activities                            18,218           56,762
                                                                            ----------       ----------
           Net decrease in cash and cash equivalents                            (1,101)          (2,854)

Cash and cash equivalents, beginning                                             3,397            5,970
                                                                            ----------       ----------

Cash and cash equivalents, ending                                           $    2,296       $    3,116
                                                                            ==========       ==========
Supplemental information:
   Cash paid for interest                                                   $   14,451       $   10,955
                                                                            ==========       ==========


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

2. COMMITMENTS

   As of June 30, 1997, the Company was under construction or grading on four additional multifamily apartment communities totaling 1,563 units (excluding Oasis Denver West, a 321 unit apartment community, developed as part of a joint venture agreement) in three markets: Las Vegas, Reno and Denver. The Company anticipates completing 901 of these units in 1997. The estimated total investment upon completion of the 901 units scheduled to be completed in 1997 is $76,600. The estimated total investment for the remaining 662 units will be finalized prior to the commencement of construction. As of June 30, 1997, the Company had expended approximately $70,700 in land acquisition and development costs on these projects.


3. SUBSEQUENT EVENTS

   On July 28, 1997, the Company declared a quarterly dividend for its common stock of $0.4525 per share. The dividend is to be paid on August 19, 1997 to stockholders of record on August 8, 1997. The Company announced on July 21, 1997, the declaration of its quarterly dividend of $0.5625 per share on its Series A Cumulative Convertible Preferred Stock. This preferred stock dividend is to be paid on August 15, 1997 to stockholders of record on August 1, 1997.

  CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by the use of the forward-looking terminology such as "may", "will", "expect", "estimate", "anticipate", "continue" or similar terms, variations of those terms or the negative of those terms. The "Risk Factors" set forth in the Company's Annual Report on Form 10-K constitute cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

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

  Comparison of the three and six months ended June 30, 1997 to the three and six months ended June 30, 1996.

  The weighted average number of apartment units increased by 1,495 and 1,521 units for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases were the result of acquiring 138 apartment units in June 1997 and the development of 1,634 units since the end of June 1996. The total number of apartment units operated as of June 30, 1997 and 1996 were 14,241 and 12,469, respectively. The weighted average number of apartment units for each of the periods were as follows:

        Three months ended June 30, 1997                     13,879
        Three months ended June 30, 1996                     12,384
        Six months ended June 30, 1997                       13,654
        Six months ended June 30, 1996                       12,133

  For the three months ended June 30, 1997, net income increased by $42,000 over the three months ended June 30, 1996. This increase was due to increased rental and other income of $4,864,000, as well as a decrease in interest expense (non-cash), which represents amortization of loan fees and costs, of $9,000. Offsetting these factors were increases in property operating and maintenance expenses of $1,141,000, general and administrative expenses of $115,000, real estate taxes of $211,000, interest expense of $2,554,000, and depreciation and amortization of $810,000. These increases in revenue and expenses were primarily the result of operating a greater number of apartment units during the three months ended June 30, 1997 as compared to the same period in 1996.

  For the six months ended June 30, 1997, net income increased by $212,000 over the six months ended June 30, 1996. This increase was due to increased rental and other income of $9,936,000, as well as a decrease in interest expense (non-cash), which represents amortization of loan fees and costs, of $35,000. Offsetting these factors were increases in property operating and maintenance expenses of $2,257,000, general and administrative expenses of $222,000, real estate taxes of $490,000, interest expense of $4,970,000, and depreciation and amortization of $1,820,000. These increases in revenue and expenses were primarily a result of operating a greater number of apartment units during the six months ended June 30, 1997 as compared to the same period in 1996.

  PROPERTY OPERATIONS: The following table presents the Company's results of operations for its multifamily apartment communities (excluding commercial properties and corporate general and administrative expenses) for the three and six months ended June 30, 1997 and 1996:

                                               Three Months Ended                   Six Months Ended
                                                     June 30,                           June 30,
                                         -------------------------------    -------------------------------
                                           1997        1996     % Change      1997         1996    % Change
                                         -------     -------    --------    -------      -------   --------
                                           (In thousands)                      (In thousands)
  Rental income                          $26,859     $22,266       21%      $52,594      $43,168      22%
  Other income                               941         726       30%        1,773        1,348      32%
                                         -------     -------       --       -------      -------      --
    Total income                          27,800      22,992       21%       54,367       44,516      22%
                                         -------     -------       --       -------      -------      --
  Property operating and maintenance       7,747       6,599       17%       14,948       12,692      18%
  Real estate taxes                        1,435       1,227       17%        2,854        2,364      21%
                                         -------     -------       --       -------      -------      --
    Total property operating expenses      9,182       7,826       17%       17,802       15,056      18%
                                         -------     -------       --       -------      -------      --
    Property net operating income,
      before interest expense,
      depreciation and amortization      $18,618     $15,166       23%      $36,565      $29,460      24%
                                         =======     =======       ==       =======      =======      ==

  Rental income for the three and six months ended June 30, 1997 increased over the same periods in 1996 by $4,593,000 and $9,426,000, respectively, primarily due to the acquisition and development of additional apartment communities. The weighted average monthly rental income per apartment unit was approximately $645 and $642 for the three and six months ended June 30, 1997, respectively, as compared to $599 and $593 for the same periods in 1996, respectively.

  Other income (consisting primarily of nonrefundable security deposits, application and cleaning fees, laundry and vending income) increased by $215,000 and $425,000, respectively, for the three and six months ended June 30, 1997, as compared to the same periods in 1996. These increases are primarily due to the operation of additional apartment communities in 1997 as compared to 1996.

  Property operating and maintenance expenses for the three and six months ended June 30, 1997, increased over the same periods in 1996 by $1,148,000 and $2,256,000, respectively. On a weighted average per unit, per month basis, these expenses increased by $8 for the three and six months ended June
  30, 1997, as compared to the same periods in 1996. These increases are primarily attributable to general increases in utility rates during 1997 and in the last six months of 1996.

  Real estate taxes increased primarily due to the acquisition and development of additional apartment communities since June 1996. On a weighted average per unit, per month basis, real estate taxes increased by $1 and $3, respectively, for the three and six months ended June 30, 1997 as compared to the same periods in 1996. These increases are primarily due to increases in property taxes at certain properties for the tax year commencing July 1, 1996. In Nevada, properties are assessed at their value as of July 1 of each year and, therefore, properties that are under development as of that date are not assessed on their full value until July 1 of the following year.

  "SAME STORE" PORTFOLIO: The following table presents a comparison of the operating results for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 for the properties that the Company owned as of December 31, 1995, consisting of 40 apartment communities, containing 10,959 apartment units:

                                               Three Months Ended                    Six Months Ended
                                                     June 30,                            June 30,
                                         ----------------------------------    -------------------------------
                                           1997           1996     % Change      1997         1996    % Change
                                         -------        -------    --------    -------      -------   --------
                                         (Dollars in thousands)                (Dollars in thousands)
  Rental income                          $19,901        $19,138        4%      $39,702      $38,177       4%
  Other income                               694            590       18%        1,362        1,116      22%
                                         -------        -------       --       -------      -------      --
    Total income                          20,595         19,728        4%       41,064       39,293       5%
                                         -------        -------       --       -------      -------      --
  Property operating and maintenance       5,747          5,579        3%       11,356       11,110       2%
  Real estate taxes                        1,150          1,121        3%        2,298        2,221       3%
                                         -------        -------       --       -------      -------      --
    Total property operating expenses      6,897          6,700        3%       13,654       13,331       2%
                                         -------        -------       --       -------      -------      --
    Property net operating income,
      before interest expense,
      depreciation and amortization      $13,698        $13,028        5%      $27,410      $25,962       6%
                                         =======        =======       ==       =======      =======      ==

  Rental income for the three and six months ended June 30, 1997 increased over the same periods in 1996 by $763,000 and $1,525,000, respectively. These increases are primarily due to an increase in average rental rates. The weighted average monthly rental income per apartment unit was approximately $605 and $604 for the three and six months ended June 30, 1997, as compared to $582 and $581 for the same periods in 1996, respectively.

  Other income increased by $104,000 and $246,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996. These increases are a result of an increase in fees unrelated to rent such as nonrefundable security deposits, application and cleaning fees and late fees.

  Property operating and maintenance expenses increased by $168,000 and $246,000 for the three and six months ended June 30, 1997, respectively. These increases are primarily due to general increases in utility rates and an increase in marketing costs.

  Real estate taxes increased by $29,000 and $77,000 for the three and six months ended June 30, 1997, respectively, as compared to the same periods in 1996, primarily due to the re-assessment of certain apartment communities by the taxing authorities.


  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities increased by $1,468,000 from $23,268,000 in the six months ended June 30, 1996 to $24,736,000 in the six months ended June 30, 1997, primarily due to increases in rental income from additional properties acquired or developed subsequent to June 30, 1996, an increase in accounts payable and accrued expenses, and as a result of an increase in resident deposits and prepaid rent, partially offset by an increase in deferred costs and other assets.

  Net cash used in investing activities decreased by $38,829,000 from $82,884,000 in the six months ended June 30, 1996 to $44,055,000 in the six months ended June 30, 1997. During the six months ended June 30, 1996, the Company had 13 properties under construction, containing 3,766 apartment units, of which 806 units were completed during the period. During the six months ended June 30, 1997, the Company had six communities under construction (excluding Oasis Denver West, a 321 unit apartment community, being developed as part of a joint venture agreement), comprising 2,238 units in three markets: Las Vegas, Reno and Denver, of which 675 units were completed during the period. The Company anticipates completing 901 of these apartment units in 1997. The estimated total investment upon completion of the 901 units scheduled to be completed in 1997 is $76,600,000. The estimated total investment for the remaining 662 apartment units will be finalized prior to the commencement of construction.

  The Company funds its development activities through a combination of working capital and credit facility debt. At June 30, 1997, the Company had available borrowing capacity under the credit facility of $75,264,000.

  Net cash provided by financing activities decreased by $38,544,000 from $56,762,000 in the six months ended June 30, 1996 to $18,218,000 in the six months ended June 30, 1997, primarily as a result of lower proceeds from the issuance of debt in 1997 as compared to 1996.

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

  At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership. Some of these expenditures which would normally be considered non-revenue generating capital expenditures or expensed items are classified as revenue-generating expenditures until the community is substantially upgraded to meet the image and quality standards represented by the Oasis brand name. Upon completion of the rehabilitation process, normal recurring capital expenditures such as those made for carpet and appliances are expensed as incurred.

  Interest, real estate taxes, and other carrying costs incurred during the development period of communities under construction are capitalized and, upon completion of the project, depreciated over the lives of the related assets.


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

  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share" and No. 129 "Disclosure of Information about Capital Structure." These statements are effective for fiscal years ending after December 15, 1997. The FASB also issued SFAS No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997. Management believes that the adoption of SFAS Nos. 128, 129, 130 and 131 will not have a material effect on its earnings per share amounts, financial position or results of operations.

The following table sets forth certain information with respect to debt at June 30, 1997.

In connection therewith, as of June 30, 1997, the Company had 9,445 apartment units plus its headquarters in the commercial center that were unencumbered:


                                         ENCUMBERED             NUMBER                         INTEREST           BALANCE
          LENDER                         COMMUNITIES           OF UNITS      MATURITY            RATE          JUNE 30, 1997
-------------------------            ------------------     ------------  --------------    --------------    -------------
                                                                                                               (IN THOUSANDS)
CREDIT FACILITY DEBT
--------------------
   Wells Fargo Bank                   Unsecured                                09/97(1)      LIBOR + 1.25%        $  124,736
                                                                                                                  ----------
NOTES PAYABLE
-------------
   5 year notes payable               Unsecured                                11/01             6.75%                50,000
   7 year notes payable               Unsecured                                11/03             7.00%                50,000
   10 year notes payable              Unsecured                                11/06             7.25%                50,000
                                                                                                                  ----------
                                                                                                                     150,000(2)
                                                                                                                  ----------

MORTAGE NOTES PAYABLE
---------------------
   Lutheran Brotherhood               Oasis Club                  320          10/98             6.90%                 9,002
   Teachers Insurance                 Oasis Del Mar               560          12/02             8.46%                21,598
   FNMA-MBS                           Oasis Greens                432          08/01             8.63%                12,000
   FNMA                               Oasis Hills                 184          10/03             7.50%                 2,616
   FNMA                               Oasis Landing               144          10/03             7.50%                 3,945
   Allstate                           Oasis Paradise I            368          04/08             7.10%                15,702
   FNMA-MBS                           Oasis Plaza                 300          08/01             8.63%                 6,000
   FNMA                               Oasis Rainbow               232          10/03             7.50%                 6,349
   FNMA                               Oasis Topaz                 270          12/01             9.50%                 6,498
   FNMA                               Oasis Vintage I             336          10/03             7.50%                10,886
   Teachers Insurance                 Various (3)               1,068          12/05             8.13%                39,720
                                                             --------                                             ----------
                                                                4,214                                                134,316
                                                             --------                                             ----------

TAX-EXEMPT BONDS
----------------
   Bonds                              Oasis Park                  224          01/26             7.29%                 7,632(4)
   Bonds                              Oasis Wexford               358          11/25             6.45%                15,928
                                                             --------                                             ----------
                                                                  582                                                 23,560
                                                             --------                                             ----------
           Subtotal                                             4,796                                                432,612
                                                             --------                                             ----------
Unamortized discount on
  notes payable                                                                                                         (203)
                                                             --------                                             ----------
                      Total                                     4,796                                             $  432,409
                                                             ========                                             ==========


---------------------
   (1) The Company has the option to extend the maturity of the facility for one additional year.

   (2)    $149,797 net after discount.

   (3) Communities collateralized are Oasis Bel Air, Oasis Canyon, Oasis Rose, and Oasis Trails.

   (4)    $1,090 of the outstanding balance is taxable.

CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION:

The Company considers Funds from Operations ("FFO") to be an appropriate measure of performance of an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), consists of income before gains (losses) on investments and extraordinary items (computed in accordance with generally accepted accounting principles) plus real estate depreciation and after adjustments for significant non-recurring items, if any. Funds Available for Distribution ("FAD") is defined as FFO less non-revenue generating capital expenditures and includes an "addback" to net income for the amortization of deferred financing costs and depreciation of non-real estate assets and other amortization. The Company believes that to facilitate a clear understanding of the Company's operating results, FFO and FAD should be examined in conjunction with net income and should not be considered as alternatives to net income as an indication of the Company's operating performance or as alternatives to cash flow as a measure of liquidity.

   The following table presents the calculation of FFO and FAD:

                                                                             THREE MONTHS           SIX MONTHS
                                                                                 ENDED                ENDED
                                                                            JUNE 30, 1997         JUNE 30, 1997
                                                                            -------------         -------------
                                                                                  (Dollars in thousands)
      Calculation of Funds from Operations

      Net income                                                               $ 7,099               $14,224
      Depreciation on real estate assets                                         4,471                 8,923
                                                                               -------               -------

                                          FUNDS FROM OPERATIONS                $11,570               $23,147
                                                                               =======               =======

      Computation of Funds Available for Distribution

      Funds from Operations                                                    $11,570               $23,147
           Add:
                 Amortization of deferred financing costs                          267                   535
                 Depreciation of non-real estate assets                             77                   152
                 Other amortization                                                  3                     6
           Less:
                 Non-revenue generating capital expenditures                       801                 1,582
                                                                               -------               -------

                                    FUNDS AVAILABLE FOR DISTRIBUTION           $11,116               $22,258
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

  Item 1.         Legal Proceedings
                  None

  Item 2.         Changes in Securities
                  None

  Item 3.         Defaults upon Senior Securities
                  None

  Item 4.         Submission of Matters to a Vote of Security Holders

                  The Company's Annual Meeting of Shareholders was held May 12, 1997.

                  (1) The Shareholders voted in favor of the election of Robert V. Jones, Peter L. Rhein and Robert Smith as Directors.

                                                                                              Broker
                                           Affirmative       Negative       Abstentions      Non-Votes
                                           -----------       --------       -----------      ---------
                  Robert V. Jones           10,544,593         15,474            0               0

                  Peter L. Rhein            10,544,593         15,474            0               0

                  Robert H. Smith           10,544,593         15,474            0               0

                  (2) The Shareholders voted in favor of the selection of
                      Coopers & Lybrand, L.L.P., to serve as the independent accountants for the Company for the calendar year ending December 31, 1997.

                                                                                     Broker
                                    Affirmative      Negative     Abstentions       Non-Votes
                                    -----------      --------     -----------       ---------
                                    10,534,108         12,062        13,896             2


  Item 5.         Other Information
                  None

  Item 6.         Exhibits and Reports on Form 8-K
                  None


  Exhibit
    No.
  -------
  10.85 Fourth Modification Agreement to the Amended and Restated Credit Agreement among the Company, The Lenders, named therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of December 18, 1996

  10.86 Land Purchase Agreement for Oasis Interlaken by and between Interlocken, Ltd. and ORI-Colorado, Inc. dated December 24, 1996

  10.87 Purchase and Sale Agreement for Oasis Sea Palms by and between Hutton Development Company, Inc. and the Company dated May 19, 1997

  27              Financial Data Schedule

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  OASIS RESIDENTIAL, INC.



  /s/ SCOTT S. INGRAHAM
  --------------------------------------                      8-13-97
  Scott S. Ingraham
  President and Chief Operating Officer




  /s/ JOHN M. CLAYTON
  --------------------------------------                      8-13-97
  John M. Clayton
  Senior Vice President and
  Chief Financial Officer
  (Principal Financial Officer)



  /s/ MARIANNE K. AGUIAR
  --------------------------------------                      8-13-97
  Marianne K. Aguiar
  Vice President and Controller
  (Principal Accounting Officer)

                                 EXHIBIT INDEX

  Exhibit
    No.
  -------
  10.85 Fourth Modification Agreement to the Amended and Restated Credit Agreement among the Company, The Lenders, named therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of December 18, 1996

  10.86 Land Purchase Agreement for Oasis Interlaken by and between Interlocken, Ltd. and ORI-Colorado, Inc. dated December 24, 1996

  10.87 Purchase and Sale Agreement for Oasis Sea Palms by and between Hutton Development Company, Inc. and the Company dated May 19, 1997

  27              Financial Data Schedule