Form 10-Q
period 1997-09-30
OASIS RESIDENTIAL INC
filed 1997-11-13
CIK 910846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


                         Commission file number 1-12428



                             OASIS RESIDENTIAL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


            NEVADA                                            88-0297457
---------------------------------                       ---------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification Number


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

                                  YES   X     NO
                                      -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                  Shares Outstanding            Date
-------------------------------    ------------------     -----------------
Common Stock, $0. 01 par value         16,239,207         November 13, 1997

                             OASIS RESIDENTIAL, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                    CONTENTS



                                                                             Page No.
                                                                             --------
PART I - FINANCIAL INFORMATION:

         Item 1.  Consolidated Financial Statements:

                  Consolidated Balance Sheets as of September 30, 1997
                    and December 31, 1996                                         3

                  Consolidated Statements of Operations for the Three and
                    Nine Months Ended September 30, 1997 and 1996                 4


                  Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 1997 and 1996                      5

                  Notes to Consolidated Financial Statements                      6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          7-12

PART II - OTHER INFORMATION                                                      14

Signatures                                                                       15


PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:
-------------------------------------------


                             OASIS RESIDENTIAL, INC.

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                     ASSETS
                                                                      September 30,     December 31,
                                                                          1997             1996
                                                                      -------------     ------------
                                                                      (Unaudited)
Real estate assets:
   Land                                                                 $102,753          $ 93,484
   Buildings and improvements                                            635,792           552,500
   Furniture and fixtures                                                 45,123            39,515
                                                                        --------          --------
                                                                         783,668           685,499
   Less accumulated depreciation                                          66,715            53,049
                                                                        --------          --------
                                                                         716,953           632,450
   Land held for development                                               3,997             3,766
   Construction in progress                                               57,347           109,202
                                                                        --------          --------
        Net real estate assets                                           778,297           745,418
   Cash and cash equivalents                                               9,216             3,397
   Restricted cash                                                         2,615             2,976
   Investment in and advances to joint venture                             8,579             9,574
   Deposit/acquisition costs on real estate assets                         2,840             2,000
   Deferred costs and other assets (net of accumulated
    amortization of $2,614 and $1,802 at September 30, 1997
    and December 31, 1996, respectively)                                  12,025            11,408
                                                                        --------          --------
       Total assets                                                     $813,572          $774,773
                                                                        ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
   Debt                                                                 $439,477          $394,274
   Resident deposits and prepaid rent                                      2,782             2,066
   Accounts payable and accrued expenses                                   7,749             6,221
                                                                        --------          --------
       Total liabilities                                                 450,008           402,561
                                                                        --------          --------

Commitments (Note 2)

Stockholders' equity:
   Preferred stock, $2.25 Series A Cumulative Convertible,
     $.01 par value, liquidation preference $25 per share,
     15,000,000 shares authorized, 4,165,000 shares issued
     and outstanding at September 30, 1997 and December 31, 1996              42                42
   Common stock, $.01 par value, 100,000,000 shares authorized,
     16,239,207 and 16,237,646 shares issued and outstanding
     at September 30, 1997 and December 31, 1996, respectively               162               162
   Paid-in capital                                                       386,947           386,910
   Distributions in excess of net income                                 (23,587)          (14,902)
                                                                        --------          --------
       Total stockholders' equity                                        363,564           372,212
                                                                        --------          --------
       Total liabilities and stockholders' equity                       $813,572          $774,773
                                                                        ========          ========


                 See notes to consolidated financial statements

                           OASIS RESIDENTIAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                 Three months ended                     Nine months ended
                                                                    September 30,                         September 30,
                                                             ---------------------------           ---------------------------
                                                                1997             1996                 1997             1996
                                                             ----------       ----------           ----------       ----------
Revenue:
   Rental income                                             $   28,476       $   24,043           $   81,399        $  67,526
   Other income                                                   1,143              832                3,115            2,308
                                                             ----------       ----------           ----------        ---------
     Total revenue                                               29,619           24,875               84,514           69,834
                                                             ----------       ----------           ----------        ---------
Expenses:
   Property operating and maintenance                             8,893            7,333               23,926           20,109
   General and administrative                                       888              881                2,743            2,514
   Real estate taxes                                              1,613            1,363                4,488            3,748
   Interest                                                       7,130            3,954               18,422           10,276
   Interest, non-cash (loan fees and costs)                         268              276                  803              846
   Depreciation and amortization                                  4,664            3,964               13,745           11,225
                                                             ----------       ----------           ----------        ---------
     Total expenses                                              23,456           17,771               64,127           48,718
                                                             ----------       ----------           ----------        ---------
Net income                                                        6,163            7,104               20,387           21,116
Less preferred dividend requirement                               2,343            2,343                7,029            7,029
                                                             ----------       ----------           ----------        ---------
Earnings available for common stockholders                   $    3,820       $    4,761           $   13,358        $  14,087
                                                             ==========       ==========           ==========        =========
Per share amounts:
   Earnings available for common stockholders                $     0.24       $     0.29           $     0.82        $    0.87
                                                             ==========       ==========           ==========        =========
   Dividends declared per common share                       $   0.4525       $   0.4350           $   1.3575        $    1.31
                                                             ==========       ==========           ==========        =========
Weighted average number of common
   shares outstanding                                        16,238,556       16,237,646           16,238,035       16,237,646
                                                             ==========       ==========           ==========       ==========





                 See notes to consolidated financial statements

                           OASIS RESIDENTIAL, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                 (Unaudited)

                                                                            Nine months ended
                                                                              September 30,
                                                                        -------------------------
                                                                          1997            1996
                                                                        --------        ---------
Cash flows from operating activities:
   Net income                                                           $ 20,387        $  21,116
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                                      13,745           11,225
       Amortization of discount on notes payable                              16               --
       Interest, non-cash (loan fees and costs)                              803              846
       Changes in assets and liabilities:
         Deferred costs and other assets                                  (1,271)             452
         Resident deposits and prepaid rent                                  716              487
         Accounts payable and accrued expenses                             1,528             (676)
                                                                       ---------        ---------
           Net cash provided by operating activities                      35,924           33,450
                                                                       ---------        ---------

Cash flows from investing activities:
   Purchase of real estate assets                                        (10,955)              --
   Improvements to real estate assets                                     (5,479)         (12,224)
   Construction of real estate assets                                    (36,447)        (109,669)
   Investment in and advances to joint venture                               995               --
   Deposits on real estate assets                                           (840)              --
   Net proceeds from the sale of real estate assets                        6,108               --
                                                                       ---------        ---------
           Net cash used in investing activities                         (46,618)        (121,893)
                                                                       ---------        ---------

Cash flows from financing activities:
   Proceeds from debt                                                     46,500          116,500
   Principal payments on debt                                             (1,313)          (1,460)
   Increase (decrease) in restricted cash                                    361             (723)
   Proceeds from issuance of common stock in connection
       with the dividend reinvestment program                                 37               --
   Cash dividends paid - preferred stock                                  (7,029)          (7,029)
   Cash dividends paid - common stock                                    (22,043)         (21,189)
                                                                        --------        ---------
           Net cash provided by financing activities                      16,513           86,099
                                                                        --------        ---------

           Net decrease in cash and cash equivalents                       5,819           (2,344)
Cash and cash equivalents, beginning                                       3,397            5,970
                                                                        --------        ---------

Cash and cash equivalents, ending                                       $  9,216        $   3,626
                                                                        ========        =========

Supplemental information:

   Cash paid for interest                                               $ 19,847        $  17,528
                                                                        ========        =========

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

   The Company capitalizes all direct costs of developing its properties. Interest is capitalized during development and construction until a property is completed and ready for occupancy. In computing the amount of interest to be capitalized for each period, the Company computes the average amount of development and construction costs incurred on each project and then, allocates interest costs associated with loans incurred for the purpose of financing the Company's development and construction activities. To the extent that the total development and construction costs exceed the amount of the construction-related loans, the Company applies its average borrowing rate on other than construction-related loans to such excess development and construction costs to derive the amount of additional capitalized interest. General and administrative costs are expensed, except for the costs incurred in support of the Company's construction-focused executives which are capitalized.

2. COMMITMENTS

   As of September 30, 1997, the Company was in the development stage or under construction on four additional multifamily apartment communities (Oasis Bluffs 2, Oasis Harbor 2, Oasis Interlocken and Oasis Lakeway) totaling 1,453 units in three markets: Las Vegas, Reno and Denver. The Company anticipates completing 451 of these apartment units (Oasis Lakeway) in 1997. The estimated total investment upon completion of Oasis Lakeway is $38,800. As of September 30, 1997, the Company had expended approximately $36,733 in land acquisition and development costs on Oasis Lakeway. The estimated total investment for the remaining 1,002 units will be finalized prior to the commencement of construction. As of September 30, 1997, the Company had expended approximately $20,614 in land acquisition and development costs on these 1,002 units.

   The Company has entered into a contract with an unaffiliated third party to sell three of its Las Vegas communities consisting of 976 units for a price of $53,700. The transaction which includes Oasis Orchid, Oasis Trails and Oasis Terrace, is slated to close this year. The transaction will result in a gain to the Company of approximately $7,000 and the proceeds will be used to paydown the balance on its credit facility. The closing of this transaction is subject to certain contingencies and conditions, and therefore, there can be no assurance that this transaction will be consummated or that the final terms thereof will not differ materially respects from those summarized above.

   In October 1997, the Company entered into a contract to purchase a 421 unit apartment community in Fullerton, California for approximately $29,000, subject to the satisfaction of certain conditions. In accordance with the terms of the agreement, the Company made a deposit in the amount of $300 in an escrow account.

3. REAL ESTATE DISPOSITION

   On August 18, 1997, the Company completed the sale of the 84 unit Oasis Villas community for approximately $6,300, with no material gain or loss resulting from the transaction. Net proceeds from this sale were applied to repay borrowings under the Company's bank credit facility.

4. CREDIT FACILITY

   On September 25, 1997, the interest rate on the Company's bank credit facility was reduced to LIBOR plus 1.15% from LIBOR plus 1.25%. Additionally, the Company has exercised its option to extend the maturity of the credit facility for one additional year. The new maturity date of the credit facility is September 1998.

5. SUBSEQUENT EVENTS

   On October 23, 1997, the Company completed the acquisition of a managing member interest in a limited liability company ("LLC") that owns the 714 unit Villa Martinique apartment community in Costa Mesa, California.

  In connection with the acquisition, the LLC issued operating LLC units, convertible on a 1 for 1 basis into 886,022 shares of the Company's common stock. The Company assumed existing tax exempt bond debt of $51,400 issued by Orange County, California. The "low floater" bonds mature in 2009 and have an interest rate subject to weekly repricing based upon a spread of 125 basis points over the seven day tax exempt bond floating rate index. The Company also contributed approximately $1,500 in cash for transaction and LLC formation costs, thus resulting in a total initial investment by the Company of approximately $73,500.

  The Company plans to increase its investment in the community, which has been renamed Oasis Martinique, by approximately $2,500 in order to fund a capital refurbishment program designed to increase net operating income at the community.

  The accounts of the LLC will be included in the consolidated financial statements of the Company.

  On October 24, 1997, the Company declared a quarterly dividend for its common stock of $0.4525 per share. The dividend is to be paid on November 18, 1997 to stockholders of record on November 7, 1997. The Company announced on October 21, 1997, the declaration of its quarterly dividend of $0.5625 per share on its Series A Cumulative Convertible Preferred Stock. This preferred stock dividend is to be paid on November 17, 1997 to stockholders of record on November 3, 1997.

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

  Comparison of the three and nine months ended September 30, 1997 to the three and nine months ended September 30, 1996.

  The weighted average number of apartment units increased by 1,660 and 1,568 units for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. These increases were the result of acquiring 138 apartment units in June 1997, the sale of 104 and 84 apartment units in December 1996 and August 1997, respectively, and the development of 1,617 units since the end of September 1996. The total number of apartment units operated as of September 30, 1997 and 1996 were 14,607 and 13,040, respectively. The weighted average number of apartment units for each of the periods is as follows:

       Three months ended September 30, 1997............... 14,649
       Three months ended September 30, 1996............... 12,989
       Nine months ended September 30, 1997................ 13,986
       Nine months ended September 30, 1996................ 12,418

  For the three months ended September 30, 1997, net income decreased by $941,000 over the three months ended September 30, 1996. This decrease was due to increases in property operating and maintenance expenses of $1,560,000, general and administrative expenses of $7,000, real estate taxes of $250,000, interest expense of $3,176,000, and depreciation and amortization of $700,000. Offsetting these factors were increased rental and other income of $4,744,000, as well as a decrease in interest expense (non-cash), which represents amortization of loan fees and costs, of $8,000. The increase in rental and other income was primarily due to operating a greater number of apartment units during the three months ended September 30, 1997 as compared to the same period in 1996, partially offset by an increase in rental concessions. The increase in operating expenses was primarily due to operating a greater number of apartment units during the three months ended September 30, 1997 as compared to the same period in 1996, as well as increases in utility rates, property taxes and marketing costs. Turnover costs also increased during the quarter as a result of higher turnover due to increased market competition. Interest expense has increased due to the completion of several development communities since September 30, 1996, resulting in interest costs associated with these communities being expensed rather than capitalized. In addition to these factors, operating deficits associated with two Las Vegas development communities in lease-up, Oasis Gateway and Oasis Pines, negatively impacted net income for the third quarter of 1997.

  For the nine months ended September 30, 1997, net income decreased by $729,000 over the nine months ended September 30, 1996. This decrease was due to increases in property operating and maintenance expenses of $3,817,000, general and administrative expenses of $229,000, real estate taxes of $740,000, interest expense of $8,146,000, and depreciation and amortization of $2,520,000. Offsetting these factors were increased rental and other income of $14,680,000, as well as a decrease in interest expense (non-cash), which represents amortization of loan fees and costs, of $43,000. The increase in rental and other income was primarily due to operating a greater number of apartment units during the nine months ended September 30, 1997 as compared to the same period in 1996, which was partially offset by an increase in rental concessions. The increase in operating expenses was primarily due to operating a greater number of apartment units during the nine months ended September 30, 1997 as compared to the same period in 1996, as well as increases in utility rates, property taxes and marketing costs. Interest expense has increased due to the completion of several development communities since September 30, 1996, resulting in interest costs associated with these communities being expensed rather than capitalized.

  PROPERTY OPERATIONS: The following table presents the Company's results of operations for its multifamily apartment communities (excluding commercial properties and corporate general and administrative expenses) for the three and nine months ended September 30, 1997 and 1996:



                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                             --------------------------------      --------------------------------
                                              1997         1996      % CHANGE        1997        1996      % CHANGE
                                             -------      ------     --------      -------      -------    --------
                                                (In thousands)                        (In thousands)

Rental income                                $28,311      $23,871          19%     $80,905      $67,039         21%
Other income                                     995          781          27%       2,768        2,129         30%
                                             -------      -------      ------      -------      -------     ------
   Total income                               29,306       24,652          19%      83,673       69,168         21%
                                             -------      -------      ------      -------      -------     ------

Property operating and maintenance             8,853        7,303          21%      23,801       19,995         19%
Real estate taxes                              1,600        1,352          18%       4,454        3,716         20%
                                             -------      -------      ------      -------      -------     ------
   Total property operating expenses          10,453        8,655          21%      28,255       23,711         19%
                                             -------      -------      ------      -------      -------     ------
   Property net operating income,
       before interest expense,
       depreciation and amortization         $18,853      $15,997          18%     $55,418      $45,457         22%
                                             =======      =======      ======      =======      =======     ======



  Rental income for the three and nine months ended September 30, 1997 increased over the same periods in 1996 by $4,440,000 and $13,866,000, respectively, primarily due to the acquisition and development of additional apartment communities. The weighted average monthly rental income per apartment unit was approximately $644 and $643 for the three and nine months ended September 30, 1997, respectively, as compared to $613 and $600 for the same periods in 1996, respectively.

  Other income (consisting primarily of nonrefundable security deposits, application and cleaning fees, laundry and vending income) increased by $214,000 and $639,000, respectively, for the three and nine months ended September 30, 1997, as compared to the same periods in 1996. These increases are primarily due to the operation of additional apartment communities in 1997 as compared to 1996.

  Property operating and maintenance expenses for the three and nine months ended September 30, 1997, increased over the same periods in 1996 by $1,550,000 and $3,806,000, respectively. On a weighted average per unit, per month basis, property operating and maintenance expenses were $201 and $187 for the three months ended September 30, 1997 and 1996, respectively, and $189 and $179 for the nine months ended September 30, 1997 and 1996, respectively. These increases are primarily attributable to a higher resident turnover rate resulting in an increase in turnover costs (painting, cleaning, etc.), increases in utility rates, and an increase in marketing costs.

  Real estate taxes increased primarily due to the acquisition and development of additional apartment communities since September 1996. On a weighted average per unit, per month basis, real estate taxes were $36 and $35 for the three months ended September 30, 1997 and 1996, respectively, and $35 and $33 for the nine months ended September 30, 1997 and 1996, respectively. These increases are primarily due to increases in property taxes at certain properties for the tax year commencing July 1, 1997. In Nevada, properties are assessed at their value as of July 1 of each year and, therefore, properties that are under development as of that date are not assessed on their full value until July 1 of the following year.

  "SAME STORE" PORTFOLIO: The following table presents a comparison of the operating results for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 for the properties that the Company owned as of December 31, 1995, consisting of 40 apartment communities, containing 10,959 apartment units:


                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                    SEPTEMBER 30,                             SEPTEMBER 30,
                                          -----------------------------------      ------------------------------------
                                            1997        1996         % CHANGE        1997         1996         % CHANGE
                                          -------     --------       --------      -------       -------       --------
                                         (Dollars in thousands)                    (Dollars in thousands)

  Rental income                           $19,876      $19,426             2%      $59,578       $57,603             3%
  Other income                                760          648            17%        2,122         1,764            20%
                                          -------      -------        ------       -------       -------        ------
      Total income                         20,636       20,074             3%       61,700        59,367             4%
                                          -------      -------        ------       -------       -------        ------

  Property operating and maintenance        6,342        5,945             7%       17,698        17,055             4%
  Real estate taxes                         1,218        1,156             5%        3,516         3,377             4%
                                          -------      -------        ------       -------       -------        ------
    Total property operating expense        7,560        7,101             6%       21,214        20,432             4%
                                          -------      -------        ------       -------       -------        ------
    Property net operating income,
        before interest expense,
        depreciation and
        amortization                      $13,076      $12,973             1%      $40,486       $38,935             4%
                                          =======      =======        ======       =======       =======        ======



  Rental income for the three and nine months ended September 30, 1997 increased over the same periods in 1996 by $450,000 and $1,975,000, respectively. These increases are primarily due to an increase in average rental rates. The weighted average monthly rental income per apartment unit was approximately $605 and $604 for the three and nine months ended September 30, 1997, as compared to $591 and $584 for the same periods in 1996, respectively.

  Other income increased by $112,000 and $358,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. These increases are a result of an increase in fees unrelated to rent such as nonrefundable security deposits, application and cleaning fees and late fees.

  Property operating and maintenance expenses increased by $397,000 and $643,000 for the three and nine months ended September 30, 1997, respectively. These increases are primarily attributable to a higher resident turnover rate resulting in an increase in turnover costs (painting, cleaning, etc.), increases in utility rates, and an increase in marketing costs.

  Real estate taxes increased by $62,000 and $139,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996, primarily due to the reassessment of certain apartment communities by the taxing authorities.


  LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities increased by $2,474,000 from $33,450,000 in the nine months ended September 30, 1996 to $35,924,000 in the nine months ended September 30, 1997, primarily due to an increase in net operating income (defined as net income plus an addback for depreciation expense and interest expense, non cash), an increase in accounts payable and accrued expenses, and an increase in resident deposits and prepaid rents, partially offset by an increase in deferred costs and other assets.

  Net cash used in investing activities decreased by $75,275,000 from $121,893,000 in the nine months ended September 30, 1996 to $46,618,000 in the nine months ended September 30, 1997. During the nine months ended September 30, 1996, the Company had 13 properties under construction, containing 3,786 apartment units, of which 1,197 units were completed during the period. During the nine months ended September 30, 1997, the Company had seven communities under construction (excluding Oasis Denver West, a 321 unit apartment community, developed as part of a joint venture agreement), comprising 2,578 units in three markets (Las Vegas, Reno and Denver), of which 1,125 units were completed during the period. The Company anticipates completing an additional 451 of these apartment units in 1997. The estimated total investment upon completion of the 451 units is $38,800,000. The estimated total investment for the remaining 1,002 apartment units will be finalized prior to the commencement of construction.

  The Company funds its development activities through a combination of working capital and credit facility debt. At September 30, 1997, the Company had available borrowing capacity under the credit facility of $67,764,000.

  Net cash provided by financing activities decreased by $69,586,000 from $86,099,000 in the nine months ended September 30, 1996 to $16,513,000 in the nine months ended September 30, 1997, primarily as a result of lower proceeds from the issuance of debt in 1997 as compared to 1996.

  The Company anticipates meeting its short-term liquidity requirements through a combination of cash flow retained for investment purposes, cash available from its credit facility plus additional long-term borrowings. The Company believes that its net cash provided by operations will be adequate to meet its operating requirements and to pay dividends in accordance with real estate investment trust ("REIT") requirements.

  The Company expects to meet its long-term liquidity requirements, such as funds for property acquisition and development activity and the repayment of debt, through new long-term borrowings, the issuance of additional debt securities or equity securities and net proceeds from asset sales. In addition, the Company has a shelf registration statement with the Securities and Exchange Commission which covers up to an aggregate of $250,000,000 of debt securities, preferred stock, depositary stock, common stock and warrants to purchase common stock and preferred stock which the Company may issue from time to time.


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

  At newly acquired communities, the Company often finds it necessary to upgrade the physical appearance of the properties and to complete maintenance and repair work which had been deferred by prior owners. These activities often result in heavier capital expenditures in the early years of Company ownership. Some of these expenditures which would normally be considered non-revenue generating capital expenditures or expensed items are classified as revenue-generating expenditures until the community is substantially upgraded to meet the image and quality standards represented by the Oasis brand name. Upon completion of the rehabilitation process, which takes place as units turn over, normal recurring capital expenditures such as those made for carpet and appliances are expensed as incurred.

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

The following table sets forth certain information with respect to debt at September 30, 1997. As of September 30, 1997, the Company had 9,811 apartment units or 67% of the total apartment units plus its headquarters in the commercial center that were unencumbered:



                               ENCUMBERED             NUMBER                    INTEREST                 BALANCE
      LENDER                  COMMUNITIES            OF UNITS    MATURITY         RATE              SEPTEMBER 30, 1997
 -----------------            -----------            --------    --------    ---------------        ------------------
                                                                                                      (IN THOUSANDS)
CREDIT FACILITY DEBT
--------------------
   Wells Fargo Bank            Unsecured                          09/98       LIBOR + 1.15%(1)           $  132,236
                                                                                                         ----------

NOTES PAYABLE
-------------
   5 year notes payable        Unsecured                          11/01           6.75%                      50,000
   7 year notes payable        Unsecured                          11/03           7.00%                      50,000
   10 year notes payable       Unsecured                          11/06           7.25%                      50,000
                                                                                                         ----------
                                                                                                            150,000 (2)
                                                                                                         ----------
MORTGAGE NOTES PAYABLE
----------------------
   Lutheran Brotherhood        Oasis Club                 320     10/98           6.90%                       8,974
   Teachers Insurance          Oasis Del Mar              560     12/02           8.46%                      21,532
   FNMA-MBS                    Oasis Greens               432     08/01           8.63%                      12,000
   FNMA                        Oasis Hills                184     10/03           7.50%                       2,608
   FNMA                        Oasis Landing              144     10/03           7.50%                       3,934
   Allstate                    Oasis Paradise I           368     04/08           7.10%                      15,643
   FNMA-MBS                    Oasis Plaza                300     08/01           8.63%                       6,000
   FNMA                        Oasis Rainbow              232     10/03           7.50%                       6,331
   FNMA                        Oasis Topaz                270     12/01           9.50%                       6,477
   FNMA                        Oasis Vintage I            336     10/03           7.50%                      10,855
   Teachers Insurance          Various (3)              1,068     12/05           8.13%                      39,590
                                                     --------                                            ----------
                                                        4,214                                               133,944
                                                     --------                                            ----------

TAX-EXEMPT BONDS
----------------
   Bonds                       Oasis Park                 224     01/26           7.29%                       7,613 (4)
   Bonds                       Oasis Wexford              358     11/25           6.45%                      15,882
                                                     --------                                            ----------
                                                          582                                                23,495
                                                     --------                                            ----------
           Subtotal                                     4,796                                               439,675
                                                     --------                                            ----------
Unamortized discount on
  notes payable                                                                                                (198)
                                                     --------                                            ----------
               Total                                    4,796                                            $  439,477
                                                     ========                                            ==========

----------------

(1) Beginning September 25, 1997, the rate on the credit facility debt was reduced to LIBOR + 1.15% from LIBOR +1.25%.

(2) $149,802 net after discount.

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


   The following table presents the calculation of FFO and FAD:


                                                                         THREE MONTHS            NINE MONTHS
                                                                             ENDED                  ENDED
                                                                      SEPTEMBER 30, 1997     SEPTEMBER 30, 1997
                                                                      ------------------     ------------------
                                                                                (Dollars in thousands)
     Calculation of Funds from Operations

     Net income                                                             $ 6,163                $20,387
     Depreciation on real estate assets
                                                                              4,581                 13,504
                                                                            -------                -------

                            FUNDS FROM OPERATIONS                           $10,744                $33,891
                                                                            =======                =======

     Computation of Funds Available for Distribution

     Funds from Operations                                                  $10,744                $33,891
           Add:
                Amortization of deferred financing costs                        268                    803
                Depreciation of non-real estate assets                           80                    232
                Other amortization                                                3                      9
          Less:
                Non-revenue generating capital expenditures                     828                  2,410
                                                                            -------                -------
                            FUNDS AVAILABLE FOR DISTRIBUTION                $10,267                $32,525
                                                                            =======                =======




NOTES TO CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR
DISTRIBUTION

(1) The Company generally expenses most recurring non-revenue generating property expenditures, including carpet and appliance replacements, except for certain expenditures on acquisition properties where major improvements are required to bring the property up to the operating standards of the Oasis portfolio.

(2) Non-revenue generating capital expenditures at the communities consist of replacements and equipment additions with estimated useful lives greater than one year that do not enhance the revenue generating capabilities of the communities.

(3) Non-revenue generating capital expenditures at the corporate office consist primarily of computer and office equipment additions.

  PART II  - OTHER INFORMATION


  Item 1.    Legal Proceedings

             None


  Item 2.    Changes in Securities

             None


  Item 3.    Defaults upon Senior Securities

             None


  Item 4.    Submission of Matters to a Vote of Security Holders

             None


  Item 5.    Other Information

             None


  Item 6.    Exhibits and Reports on Form 8-K

             None

  Exhibit
    No.
  -------

  10.88 Fifth Modification Agreement to the Amended and Restated Credit Agreement among the Company, The Lenders, named therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of September 25, 1997.

  27         Financial Data Schedule.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  OASIS RESIDENTIAL, INC.


  /s/ SCOTT S. INGRAHAM
  --------------------------------------                     11-13-97
  Scott S. Ingraham
  President and Chief Operating Officer


  /s/ JOHN M. CLAYTON
  --------------------------------------                     11-13-97
  John M. Clayton
  Senior Vice President and Chief
  Financial Officer
  (Principal Financial Officer)

  /s/ MARIANNE K. AGUIAR
  --------------------------------------                     11-13-97
  Marianne K. Aguiar
  Vice President and Controller
 (Principal Accounting Officer)

                               Index to Exhibits


  Exhibit
    No.                           Description
  -------                         -----------

  10.88 Fifth Modification Agreement to the Amended and Restated Credit Agreement among the Company, The Lenders, named therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of September 25, 1997.

  27         Financial Data Schedule.