Form 10-K
period 1997-12-31
OASIS RESIDENTIAL INC
filed 1998-03-26
CIK 910846

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                     FOR THE TRANSITION PERIOD FROM     TO

                           COMMISSION FILE NO. 1-12428

                             OASIS RESIDENTIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEVADA                                        88-0297457
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

4041 EAST SUNSET ROAD, HENDERSON, NEVADA                           89014
(Address of principal executive offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 435-9800
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


    TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------                -----------------------------------------

Common Stock, $.01 par value                       New York Stock Exchange
$2.25 Series A Cumulative Convertible              New York Stock Exchange
Preferred Stock, $.01 par value

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                             NONE

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        Indicate by check mark if disclosure of delinquent filers pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 15, 1998, the aggregate market value of Common Stock of
        Oasis Residential, Inc. held by non-affiliates was $          based
        upon the closing price of the stock on the NYSE. The number of shares of common stock outstanding as of that date was 16,326,477.

                       DOCUMENTS INCORPORATED BY REFERENCE

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


                                     PART I
ITEM 1. BUSINESS

        Oasis Residential, Inc. (the "Company") is a fully integrated Real Estate Investment Trust (a "REIT"), with in-house acquisition, development, property management, and finance expertise. The Company is the largest owner of predominantly upscale apartment communities in the greater Las Vegas, Nevada metropolitan area based on the number of apartment units developed and owned. As of December 31, 1997, the Company owned and operated 51 apartment communities in Las Vegas, Reno, Denver and Southern California, comprising a total of 14,796 apartment units (the "Properties") with an average age of less than eight years, as well as a 30,000 square foot commerical center in Henderson, Nevada in which the Company's headquarters is located (the "Commercial Center"). Forty-three of the Properties are located in the greater Las Vegas area. The Company's weighted average occupancy was 95%, 94% and 95% for the years ended December 31, 1997, 1996 and 1995, respectively. During these periods, average monthly rental income per unit was $647, $606 and $570, respectively. As of December 31, 1997, the weighted average occupancy rate of the Properties (excluding four communities in lease-up and the 321 units owned through a limited liability company in which the Company owns a 50% interest) was 93.4% and the Commercial Center was 100% occupied. The Company currently has one community comprising 340 units under construction in Denver.



RECENT DEVELOPMENTS

        Acquisitions. On October 23, 1997, the Company completed the acquisition of a managing member interest in Oasis Martinique, L.L.C., which owns the 714 unit Villa Martinique apartment community in Orange County, California (which has been renamed "Oasis Martinique"). In connection with the acquisition, Oasis Martinique, L.L.C. issued units of limited liability company interest ("LLC Units") which are exchangeable on a one-for-one basis into 886,022 shares of the Company's common stock. The Company also assumed existing tax exempt debt of $51.4 million issued by Orange County, California. The "low floater" bonds mature in 2009 and have an interest rate subject to weekly repricing based upon a spread of 125 basis points over the seven-day tax exempt bond floating rate index. The Company also contributed to Oasis Martinique, L.L.C., approximately $1.5 million in cash drawn from its bank credit facility for transaction costs and costs associated with the formation of Oasis Martinique, L.L.C.. At the time of the closing of the acquisition, the holders of the LLC Units borrowed $8.2 million from the Company. The loans must be repaid by the holders of the LLC Units prior to December 23, 1998 and are secured by a pledge of the LLC Units.

        On June 5, 1997, the Company completed the acquisition of a 138 unit apartment community in Costa Mesa, California named Sea Palms. The purchase price of approximately $10.95 million was funded with cash drawn from the Company's $200.0 million bank credit facility. Since the acquisition, the

Company renamed the community Oasis Sea Palms and has invested approximately $430,000 in a capital refurbishment program designed to upgrade the community to Oasis brand standards.

        On March 6, 1998, the Company completed the acquisition of a 421 apartment community in Fullerton, California named Parkside Apartments. The purchase price was approximately $29.0 million. The Company assumed approximately $21.0 million in mortgage debt, with the remainder of the purchase price being funded with cash drawn from the Company's $200.0 million bank credit facility. The Company renamed the community Oasis Parkside and intends to invest approximately $7.0 million in a capital refurbishment program over the next 18 months.

        Dispositions. On December 8, 1997, the Company completed the sale of three Las Vegas apartment properties: Oasis Orchid, 280 units; Oasis Terrace, 336 units; and Oasis Trails, 360 units. The combined sales price for the properties was $53.7 million, resulting in a book gain of approximately $7.0 million. Additionally, on August 18, 1997, the Company sold the 84 unit Oasis Villas apartment community for $6.3 million, with no material gain or loss resulting from the transaction. The net proceeds from the sales were used to reduce debt outstanding under the Company's $200.0 million bank credit facility. On February 27, 1998, the Company sold the Oasis Star II Apartment Community for $1.3 million. The Company is currently under contract to sell the Oasis Morning apartment community for approximately $3.5 million with an anticipated closing date of April 1998.

        Developments. During 1997, the Company completed construction on five apartment communities in the Las Vegas and Reno, Nevada and Denver, Colorado metropolitan areas comprising an aggregate of 1,897 units with a total investment of $153.0 as follows: Oasis Bluffs I (450 units in Reno), Oasis Denver West (321 units in Denver, which was developed as part of a joint venture agreement with Stevinson Partnership Ltd., an unaffiliated entity), Oasis Gateway (360 units in Las Vegas), Oasis Lakeway (451 units in Denver), and Oasis Pines (315 units in Las Vegas). The Company has initiated construction of a 340 unit apartment community called Oasis Interlocken on a 19.5 acre parcel located in the master planned community of Interlocken, Colorado and plans to complete the project in the second quarter of 1999.


        Proposed Merger with Camden Property Trust. The Company has entered into an Agreement and Plan of Merger dated as of December 16, 1997, as amended by Amendment No. 1 to the Agreement and Plan of Merger dated as of February 4, 1998, with Camden Property Trust ("Camden") and Camden Subsidiary II, Inc., a wholly-owned subsidiary of Camden, providing for the merger (the "Merger") of the Company with and into Camden Subsidiary II, Inc. Upon consummation of the Merger, each outstanding share of Common Stock of the Company (other than shares held by the Company as treasury stock or owned by any subsidiary of the Company) will be converted into 0.759 of a Common Share of Beneficial Interest of Camden, and each outstanding share of Series A Cumulative Convertible Preferred Stock of the Company (other than shares held by the Company as treasury stock or owned by any subsidiary of the Company) will be converted into one Series A Cumulative Convertible Preferred Share of Beneficial Interest of Camden. Consummation of the Merger is subject to the satisfaction of various conditions, including the approval of the Merger by stockholders of the Company and shareholders of Camden. A special meeting of stockholders of the Company will be held on April 8, 1998 for the purpose of voting on the proposal to consummate the Merger. The Board of Directors of the Company has unanimously approved the Merger and has unanimously recommended to the stockholders of the Company that they vote in favor of the Merger at the special meeting of stockholders scheduled for April 8, 1998.

STRATEGIES FOR GROWTH

        The Company's primary business strategy has been to increase cash flow and enhance portfolio value by focusing on the upscale apartment market. The Company has implemented this strategy principally by (i) realizing internal growth in income from its existing portfolio of apartment communities and (ii) pursuing external growth through the selective development and acquisition of new apartment communities.

        The Company believes its strong local market presence, brand name identity and resident-oriented approach reduce turnover and encourages resident referrals, resulting in higher occupancies, higher effective rents and reduced expenses as compared to its competitors.

        Brand Name Operating Strategy. In order to take advantage of the Company's significant presence and market leadership position in Las Vegas, the Company implemented a customer-focused brand name operating strategy in 1995. The brand name program is designed to build customer recognition of the Company and its apartment communities and to impart an image of distinction, quality and consistency. All of the Company's Properties incorporate the Oasis brand name and all Company on-site associates wear uniforms advertising the Oasis brand name and logo. The Company believes the Oasis brand name enhances its ability to attract new residents, retain existing residents, gain additional resident referrals, and retain more residents transferring from one Oasis community to another

        Internal Growth Strategy. The Company is committed to increasing cash flow and Funds from Operations "FFO" (as defined below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Calculation of Funds from Operations and Funds Available for Distribution") from its existing portfolio of Properties by utilizing the experience and quality of the Company's senior management. The Company's operating priorities are: (i) to provide the residents with the highest quality lifestyle possible in an apartment community; (ii) to emphasize a clean, pleasant living environment by maintaining all buildings, grounds and landscaping in excellent condition; and (iii) to attract the caliber of residents who desire to live in a high-quality, clean apartment community with premium service at a reasonable cost.

        External Growth Strategy. The Company has pursued external growth by selectively developing new apartment communities in areas where it has first-hand knowledge of growth patterns and local economic conditions and believes that it has or can create a competitive advantage due to its brand name identity, extensive experience and reputation as a developer and access to lower cost of capital than that available to many of its local competitors.

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

        The Company has also, from time to time, disposed of properties in order to enhance stockholder value.

        It has also been the Company's strategy to expand through acquisition and development beyond the greater Las Vegas metropolitan area to certain target markets located in Nevada, Colorado and Southern California. Pursuant to this strategy, the Company has expanded its operations to the greater Denver and Reno metropolitan areas and Southern California. The Company believes these target markets share many of the favorable investment characteristics found in the Las Vegas area and are in sufficient proximity to allow the Company to continue to benefit from its successful "hands-on" property management philosophy.

        Financing Strategy. In conducting its operations and pursuing its external growth strategy, the Company has maintained a conservative balance sheet to provide the Company with the financial flexibility to choose the optimal source of capital (whether debt or equity) with which to finance external growth. It is the Company's policy to maintain a debt to total market capitalization ratio (i.e., total consolidated debt of the Company as a percentage of market value of its capital stock plus total consolidated debt) of less than 50%. For purposes of this calculation, the Company's $2.25 Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") is valued at the greater of its liquidation preference or its market value.

        Investment Policies. The Company has developed and acquired apartment communities for long term investment in a manner consistent with requirements of the Internal Revenue Code for the Company to qualify as a REIT through the development and ownership of apartment communities.

CONFLICT OF INTEREST POLICIES

        The Company has adopted certain policies and entered into certain agreements designed to reduce potential conflicts of interest. The Company's employment agreements with Scott S. Ingraham, Allan O. Hunter Jr., and Walter B. Eeds prohibit each of them, during his employment by the Company, from engaging, without the Company's consent, in any business competitive with that of the Company. Each agreement also provides that during the one year period following termination of employment, so long as employment has not been terminated without cause (as defined in the agreement), the individual will not engage in the development, acquisition, construction or management of multifamily apartment properties, other than through the Company, in the states of Nevada, California, Arizona, Utah, New Mexico and Colorado.

        Robert V. Jones has entered into a noncompetition agreement with the Company which provides that he will not engage in the development, acquisition, construction or management of multifamily apartment properties in the states of Nevada, California, Arizona, Utah, New Mexico and Colorado for such time as Mr. Jones is an executive officer, Director or greater than 5% stockholder of the Company.

REGULATION

        General. Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. The Company believes that its properties have the necessary permits and approvals to operate its business.

        Restrictions Imposed by Laws Benefiting Disabled Persons. Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Compliance with the ADA requires removal of structural barriers to handicapped access in certain public areas of the Company's properties, where removal is "readily achievable." The ADA does not, however, consider residential properties, such as apartment communities, to be public accommodations or commercial facilities, except to the extent portions of the facilities, such as a leasing office, are open to the public. A number of additional federal, state and local laws exist which also may require modifications to the Properties and the Commercial Center or restrict certain further renovations, with respect to access by disabled persons. For example, the Fair Housing Amendments Act of 1988 (the "FHAA") requires apartment communities first occupied after March 1991 or for which construction permits were obtained after June 1990, to be accessible to the handicapped. Noncompliance with the ADA or the FHAA could result in the imposition of fines or an award of damages to private litigants.

        The Company has been contacted by certain regulatory agencies with regard to alleged failures to comply with the FHAA as it pertains to properties constructed for first occupancy after March 1991. Currently, the Company is inspecting these properties to determine the extent of the alleged noncompliance and the changes that may be necessitated. At this time, the Company is unable to provide an estimate of costs and expenses associated with this matter as the scope and extent of the required work, if any, has yet to be determined.

        Additional legislation may impose further burdens or restrictions on owners with respect to access by disabled persons. Although costs of compliance with the ADA and such additional legislation are not currently ascertainable, such costs could be substantial. Limitations or restrictions on the completion of certain renovations may limit application of the Company's investment strategy in certain instances or reduce overall returns on the Company's investments.

Rent Control Legislation. State and local rent control laws in certain jurisdictions limit a property owners' ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. No rent control laws are currently applicable to the Properties or the Commercial Center, and management is not aware of any intention on the part of applicable governing bodies to enact any rent control legislation. The Company does not presently intend to develop or acquire multifamily apartment communities in markets that are either subject to rent control or in which rent limiting legislation exists. However, affordable housing restrictions on the Company's tax-exempt financed properties as well as restrictions pertaining to high density units at Oasis Sea Palms, may impair the Company's ability to achieve increased rental rates on portions of these properties (see "Item 2. Properties").

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

EMPLOYEES

        As of February 20, 1998, the Company employed approximately 480 persons.

COMPETITION

        All of the Properties are located in developed areas that include other apartment properties. There are numerous other multifamily properties and real estate companies within the market areas in which the Company's properties are located that compete with the Company, some of which may have greater resources than the Company. The number of competitive multifamily apartment properties and real estate companies in a particular area could have a material effect on the Company's ability to lease apartment units at the Properties or at any newly developed or acquired properties and on the rents charged. In addition, other forms of multifamily residential properties and single-family homes provide housing alternatives to potential residents of apartment properties.

INSURANCE

        Management believes that the Properties and the Commercial Center are covered by adequate fire, flood and property insurance, and that its development properties are also covered by adequate insurance for their stage of development, in each case provided by reputable companies and with commercially reasonable deductibles and limits. There are, however, certain types of losses (generally of a catastrophic nature, such as wars or earthquakes) which may be either uninsurable or not economically insurable. Should an uninsured loss occur, the Company could lose both its invested capital in and anticipated profits from the affected property and could continue to be obligated to repay any mortgage indebtedness on the property.

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

        Expansion Into New Markets. Pursuant to the Company's plans to expand beyond the greater Las Vegas metropolitan area, the Company has commenced operations and construction of multifamily apartment communities in the greater Denver, Colorado and Reno, Nevada metropolitan areas and Southern California. Furthermore, the Company has entered into an agreement to purchase a 19.8 acre parcel in Mission Viejo, California, subject to the satisfaction of certain entitlement conditions. If the conditions are satisfied and the purchase is completed the Company intends to build a 380 unit apartment community slated to begin construction in late 1998. The performance of the Company's properties in these new markets may be linked to economic conditions in these regions and in the market for apartments therein.

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

        Risks Relating to Financing; Distributions. The Company anticipates that its development and acquisition activities will be largely financed through externally generated funds from borrowings under credit facilities and other secured and unsecured debt financing and from equity financing. In addition, new development activities may be financed under lines of credit or other forms of secured or unsecured construction financing that would result in a risk that permanent financing for newly developed projects might not be available or would be available only on disadvantageous terms. Because the Company must distribute 95% of its taxable income to maintain its qualification as a REIT, the Company's ability to rely upon income from operations or cash flow from operations to finance new development or acquisitions will be limited. Furthermore, it has been the Company's practice to make distributions in excess of the 95% requirement, further limiting the cash flow available to the Company for reinvestment. Accordingly, were the Company unable to obtain funds from borrowings or the capital markets to refinance new development or acquisitions undertaken without permanent financing, the Company's ability to grow through additional development and acquisition activities could be curtailed, Funds Available for Distribution "FAD" (as defined below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Calculation of Funds from Operations and Funds Available for Distribution") could be adversely affected and the Company could be required to reduce distributions.

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

        Use of Debt Financing. The Company is subject to the risks normally associated with debt financing, including the risk that the Company will have insufficient cash available to meet required payments of principal and interest. As a result of the Company's use of indebtedness and leverage, including the use of debt to finance development and acquisitions and the use of variable rate financing, the cumulative effect of the risks associated with borrowing is greater than that of each of these risks considered individually. In addition, if a property or properties are mortgaged to secure payment indebtedness and the Company is unable to meet mortgage payments or if certain other events of default occur, the property could be foreclosed upon by or otherwise transferred to the mortgagee with a consequent loss of income and asset value to the Company. Any borrowings under the Company's unsecured credit facility (the "Credit Facility") and the Company's outstanding notes due 2001, 2003, 2006 in the aggregate principal amount of $150 million are general recourse obligations of the Company. In addition, the Credit Facility is secured by cross-collateralized liens on certain of the Properties and, accordingly, default under the Credit Facility could result in foreclosure on multiple properties.

        Existing Debt Maturities. At December 31, 1997, the Company had outstanding $448.8 million of indebtedness, $207.5 million of which was secured by certain of the Properties. Most of that indebtedness will mature during the period 1998 through 2009. Since the Company anticipates that only a small portion of the principal of the indebtedness will be repaid prior to maturity and the Company will not have on hand funds sufficient to repay the indebtedness in full at maturity, it will be necessary for the Company to refinance the debt either through additional debt offerings or additional equity offerings. If, at the time of refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, the Company's interest expenses would increase, which would adversely affect the Company's Funds Available for Distribution and subsequently its ability to make distributions to stockholders. In addition, in the event the Company was unable to refinance the indebtedness on acceptable terms, the Company might dispose of properties upon disadvantageous terms, which might result in losses to the Company and might adversely affect FAD.

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

        Illiquidity of Real Estate. Real estate investments may be illiquid and, therefore, could tend to limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. In addition, the Code places limits on the ability of the Company, as a REIT, to sell properties held for fewer than four years, which may affect the Company's ability to sell properties without adversely affecting returns to stockholders

Adverse Tax Consequences of Failure to Qualify as a REIT

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

Ownership Limit Necessary to Maintain REIT Qualification; Exception for Robert
V. Jones and Related Persons

        In order for the Company to maintain its qualification as a REIT, not more than 50% of the value of its outstanding stock may be owned, directly or constructively, by five or fewer individuals or entities (as set forth in the Code). For the purpose of preserving the Company's REIT qualification, the Company's articles of incorporation prohibit direct or constructive ownership of more than 8% by value of the outstanding shares of capital stock (the "Ownership Limit") by any person (with exception for Robert V. Jones, members of his family, affiliated entities and their transferees), subject to adjustments as described below. The constructive ownership rules are complex and may cause shares of capital stock owned directly or constructively by a group of related individuals or entities to be constructively owned by one individual or entity. There are certain exceptions for corporations or certain investment funds for which shares of capital stock are treated as proportionately owned by the owners of those entities.

        The number of shares of Common Stock held by Robert V. Jones and certain members of his family and affiliates exceeds the Ownership Limit and may continue to exceed it. The Company's articles of incorporation provide that any of Mr. Jones, members of his family, affiliated entities and their transferees may acquire additional shares up to a limit (the "Existing Holder Limit") such that the five largest beneficial owners of shares of capital stock, taking into account the Ownership Limit, do not hold more than 49% of the outstanding shares of capital stock. Presently, the Existing Holder Limit is 17.8% by value of the outstanding shares of capital stock.

        The Board of Directors may waive the Ownership Limit with respect to a particular stockholder if it is satisfied, based upon the advice of tax counsel, that ownership in excess of this limit will not jeopardize the Company's status as a REIT. A transfer of shares to a person who, as a result of the transfer, violates the Ownership Limit may be void under some circumstances or may be exchanged for Excess Stock which has very limited rights and no rights to distributions.

Limitation on Acquisition and Change in Control

        Ownership Limit. The Ownership Limit may have the effect of precluding acquisition of control of the Company by a third party without the consent of the Board of Directors.

        Staggered Board. The Board of Directors of the Company is comprised of three classes of Directors, whose terms expire in 1998, 1999 and 2000, respectively. The staggered terms for Directors may affect the stockholder's ability to change control of the Company even if a change in control was in the stockholder's interest.

        Preferred Stock. The Company's articles of incorporation authorize the Board of Directors to issue shares of preferred stock and to establish the preferences and rights of any shares issued. The issuance of preferred stock could have the effect of delaying or preventing a change of control of the Company even if a change in control were in the stockholders' interest.

ITEM 2. PROPERTIES

        General. As of December 31, 1997, the Company owned and operated 51 apartment communities containing 14,796 apartment units, as well as the Commercial Center in which the Company's headquarters is located and had under development an additional 340 units. The Properties typically consist of one-and two-story buildings in a landscaped setting. Thirty-four of the Properties (comprising approximately 61% of the total units) were completed less than 10 years ago. The Properties are predominantly upscale garden apartment complexes consisting of one, two and three bedroom apartments. Forty-seven of the Properties have in excess of 100 apartment units, with the largest having 720 apartment units. As of the end of December 31, 1997, the weighted average occupancy rate of the Properties (excluding four communities in lease-up) was 93.4%.

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

        The 30,000 square foot Commercial Center was constructed in 1989. The Company occupies 15,100 square feet of the building as its headquarters, and the remainder is leased to third parties, consisting predominantly of banking, professional and service businesses. As of December 31, 1997, the Commercial Center was 100% leased, with third party tenants paying an average annualized rent per square foot of $24.58. Aside from the Company, one tenant, a bank, occupies more than 10% of the Commercial Center. The bank's lease expires in May 2008 and has two five-year renewal options priced at fair market value

        None of the Company's properties account for 10% or more of the book value of the Company's assets.

PROPERTY INFORMATION

The following table presents certain information concerning the Properties:

                                                                                                       DEC. 1997
                                       APPROXIMATE               AVERAGE                             AVERAGE MONTHLY
                             NUMBER     RENTABLE     YEAR         UNIT       1997                     RENTAL RATE(1)
                               OF        AREA     PLACED IN       SIZE      AVERAGE   OCCUPANCY FOR   PER    PER SQ.
THE COMMUNITIES              UNITS     (SQ. FT.)   SERVICE      (SQ. FT.)  OCCUPANCY  DECEMBER 1997   UNIT     FT.
-------------------        ---------   ---------   -------      --------   ---------  -------------   -----  -------
Nevada:
  Oasis Bay                    128      108,032      1993          844       95.7%      96.7%   $      706   $  0.84
  Oasis Bel Air I              232      202,600      1993          873       93.9%      96.7%          647      0.74
  Oasis Bel Air II             296      296,512      1995        1,002       94.3%      94.2%          755      0.75
  Oasis Bluffs I               450      501,687      1997        1,115         --(2)    82.3%(3)       975      0.87
  Oasis Breeze                 320      275,920      1993          862       95.1%      91.3%          669      0.78
  Oasis Canyon                 200      197,408      1995          987       92.4%      90.5%          753      0.76
  Oasis Cliffs                 376      351,920      1993          936       96.3%      96.8%          707      0.75
  Oasis Club                   320      286,560      1993          896       96.1%      94.3%          704      0.79
  Oasis Cove                   124      111,290      1993          898       94.7%      97.8%          668      0.74
  Oasis Crossings               72       70,752      1996          983       87.4%      94.0%          736      0.75
  Oasis Del Mar                560      552,040      1996          986       93.4%      90.6%          798      0.81
  Oasis Emerald                132      115,180      1993          873       96.8%      93.9%          630      0.72
  Oasis Gateway                360      418,680      1997        1,163         --(2)    91.5%(3)       840      0.72
  Oasis Glen                   113       89,488      1994          792       98.1%      96.6%          692      0.87
  Oasis Greens                 432      385,216      1993          892       96.3%      93.5%          688      0.77
  Oasis Harbor I               336      338,696      1996        1,008       95.6%      95.0%          769      0.76
  Oasis Heights                240      204,160      1994          851       96.1%      96.4%          637      0.75
  Oasis Heritage               720      678,760      1994          943       92.9%      88.7%          594      0.63
  Oasis Hills                  184      106,472      1993          579       96.5%      91.1%          500      0.86
  Oasis Island                 118      106,260      1993          901       94.3%      94.1%          639      0.71
  Oasis Landing                144      124,752      1993          866       95.8%      90.6%          674      0.78
  Oasis Meadows                383      397,276      1996        1,037       93.7%      91.5%          763      0.74
  Oasis Morning                106       53,772      1993          507       95.2%      96.9%          464      0.91
  Oasis Palms                  208      184,272      1993          886       94.3%      93.9%          647      0.73
  Oasis Paradise               624      560,896      1994          899       93.4%      92.3%          722      0.80
  Oasis Pearl                   90       82,332      1993          915       94.9%      95.1%          666      0.73
  Oasis Pines                  315      313,950      1997          997         --(2)    90.2%(3)       818      0.82
  Oasis Place                  240      105,600      1994          440       96.7%      94.5%          461      1.05
  Oasis Plaza                  300      245,936      1993          820       95.9%      94.5%          590      0.72
  Oasis Pointe                 252      249,216      1996          989       93.9%      91.6%          747      0.76
  Oasis Ridge                  477      187,833      1993          394       95.1%      93.3%          414      1.05
  Oasis Rose                   212      213,888      1994        1,009       92.8%      90.7%          709      0.70
  Oasis Sands                   48       54,000      1994        1,125       86.6%      94.6%          740      0.66
  Oasis Springs                304      246,912      1994          812       94.1%      89.7%          619      0.76
  Oasis Star II                 24       21,720      1993          905       96.2%      92.7%          661      0.73
  Oasis Suites                 409      163,200      1994          399       92.0%      85.9%          439      1.10
  Oasis Summit                 234      277,836   1994/95        1,187       97.6%      95.0%        1,040      0.88
  Oasis Tiara                  400      417,016      1996        1,043       97.0%      96.5%          817      0.78
  Oasis Topaz                  270      223,268      1993          827       96.2%      93.0%          607      0.73
  Oasis View                   180      169,200      1993          940       94.5%      95.9%          642      0.68
  Oasis Vinings                234      269,574   1993/94        1,152       92.5%      92.5%          741      0.64
  Oasis Vintage                368      366,048   1993/94          995       93.2%      92.2%          712      0.72
  Oasis Vista                  408      363,196      1994          890       94.5%      94.4%          522      0.59
  Oasis Winds                  350      282,500      1993          807       95.4%      93.7%          587      0.73
                        ----------   ----------             ----------    -------    -------    ----------   -------
   Subtotals/Wtd. Avg       12,293   10,971,826                    893       94.6%      93.1%          683      0.77

Denver(4)
  Oasis Centennial             276      205,380      1995          744       96.6%      99.2%          639      0.86
  Oasis Deerwood               342      391,590      1996        1,145       90.0%      91.8%        1,057      0.92
  Oasis Lakeway                451      425,770      1997          944      --(2)       77.8%(3)       930      0.99
  Oasis Park(5)                224      167,600      1994          748       97.7%      97.6%          676      0.90
  Oasis Wexford(5)             358      289,968      1994          810       97.0%      94.9%          707      0.87
                        ----------   ----------             ----------    -------    -------    ----------   -------
Subtotals/Wtd. Avg           1,651    1,480,308                    897       95.1%      94.9%          825      0.92

Orange County
  Oasis Martinique(5)          714      642,176      1997          899       97.7%(6)   95.4%          895      1.00
  Oasis Sea Palms(7)           138      123,300      1997          893       96.1%(6)   92.2%          957      1.07
                        ----------   ----------             ----------    -------    -------    ----------   -------
Subtotals/Wtd. Avg             852      765,476                    898       97.5%      94.9%          905      1.01
  Total/Wtd. Avg            14,796   13,217,610                    893       94.9%      93.4%   $      712   $  0.80
                        ==========   ==========             ==========    =======    =======    ==========   =======

 ---------

(1) Reflects a weighted average of current contract rents for occupied units and market rents for unoccupied units for each community.

(2) Under development and/or in lease-up during period. Accordingly, its occupancy is not included in the subtotal or total.

(3) In lease-up during the month. Accordingly, its occupancy is not included in the subtotal or total.

(4) Excludes the 321 unit Oasis Denver West community which is owned by a limited liability company in which the Company holds a 50% member interest. As the Company's only joint venture, Denver West is not included in the consolidated financial statements as it is accounted for using the equity method.

(5) The Company is required to comply with affordable housing restrictions that require a certain percentage of the units at these communities to be leased to persons with incomes below a certain percentage of the local median income. These restrictions may impair the Company's ability to achieve increased rental rates on portions of these communities.

(6) Average occupancy only during the period of management by the Company.

(7) Due to high density units put in place at the time of construction, Oasis is required to comply with affordable housing restrictions that require a certain percentage of the units at this community to be leased to persons with incomes below a certain percentage of the local median income. These restrictions may impair the Company's ability to achieve increased rental rates on portions of this community.

        Development Information. The following table presents certain information concerning the Company's development activities:

                                          APPROXIMATE                                                     ESTIMATED
                                   NUMBER  RENTABLE  APPROXIMATE AVERAGE                   ANTICIPATED     TOTAL
                                    OF      AREA        TOTAL    UNIT SIZE CONSTRUCTION    CONSTRUCTION   INVESTMENT
           COMMUNITIES             UNITS  (SQ. FT.)   ACREAGE(1) (SQ. FT.) COMMENCEMENT    COMPLETION        (2)
           -----------             -----  ---------   ---------- --------- ------------    ------------   -----------
                                                                                                          (dollars in
                                                                                                          millions)
      Under Construction
        Denver:
          Oasis Interlocken          340   336,350      19.5       989      4th Qtr. 1997  2nd Qtr. 1999  $33.0
      Future Construction
        Las Vegas:
          Oasis Bluffs II            414   461,552      50.6     1,115               (3)          (3)        (4)
          Oasis Harbor II            248   250,026      13.6     1,008               (3)          (3)        (4)
          Oasis Miramar (5)          352   350,112      19.6       995               (3)          (3)
                                   -----  --------      ----     -----
       Subtotals/Wtd. Avg.         1,014  1,061,690     83.8     1,047
                                   -----  ---------     ----     -----
        Total/weighted average     1,354  1,398,040     103.3    1,033
                                   =====  =========     =====    =====

----------
(1)  Reflects gross acreage for each community.

(2)  Includes cost of land.

(3) In preliminary planning stage; no construction schedule has been established. Commencement of construction is contingent upon a number of factors, including suitable financing, and there can be no assurances as to when or if suitable financing will be obtained. See "Risk Factors - Development and Acquisition Risks

(4) The time required to complete the lease-up phase of development varies from project to project. The Company typically develops its properties in phases, opening a portion of the total units to occupancy at one time. The Company begins leasing activities approximately 60 days before the first phase is opened for occupancy, setting up a temporary leasing office at the property.


(5) The Company has entered into an agreement to purchase a 19.8-acre parcel in Mission Viejo, California, subject to the satisfaction of certain entitlement conditions. If the conditions are satisfied and the purchase is completed the Company intends to build a 380 unit apartment community slated to begin construction in the second half of 1998.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5.  MARKET FOR REGISTRANTS' COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (the "NYSE"). As of ____, 1998, there were approximately ____ stockholders of record and in excess of _____ beneficial stockholders of the Company's common stock. The Company's common stock first traded on October 22, 1993. Set forth below are the high and low sales prices as reported on the NYSE of the Company's common stock for the periods indicated, as well as the dividends declared by the Company per share of common stock for each period:



                                                                 DIVIDENDS
                                                                 DECLARED
                                                HIGH     LOW     PER SHARE
                                               -------  -------  ---------
                   1996
                     First Quarter             $24 1/2  $22      $  .4350
                     Second Quarter             23 1/2   21         .4350
                     Third Quarter              22       21 1/8     .4350
                     Fourth Quarter             23 1/2   20 1/2     .4350
                   1997
                     First Quarter             24 3/8    22 3/8     .4525
                     Second Quarter            23 3/4    22         .4525
                     Third Quarter             24 15/16  23 1/16    .4525
                     Fourth Quarter            25        21 11/16   .4525

                   1998
                     First Quarter
                     (through ________, 1998)  _______   ______     .4525


The closing price of the Company's common stock at December 31, 1997 and 1996 was $22.3125 and $22.75, respectively.

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

                                                                          YEAR ENDED DECEMBER 31,
                                                                          -----------------------
                                                   1997            1996            1995                 1994         1993
                                                   ----            ----            ----                 ----         ----
                                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA
Revenue:
    Rental income                              $    111,591    $     92,843    $     73,249       $     49,316    $     21,737
    Other income                                      4,188           3,156           3,080              2,581             815
    Joint venture investment income                      64              --              --                 --              --
    Interest income (related party)                     142              --              --                 --              --
                                               ------------    ------------    ------------       ------------    ------------
Total revenue                                  $    115,985    $     95,999    $     76,329       $     51,897    $     22,552
                                               ------------    ------------    ------------       ------------    ------------
Expenses:
    Property operating and maintenance               32,482          27,226          21,485             14,978           6,782
    Property management fees (related
      party)                                             --              --              --                 --             391
    General and administrative                        3,692           3,230           2,645              2,352             338
    Real estate taxes                                 6,246           5,230           4,079              2,814           1,372
    Interest                                         26,184          15,216           7,310              6,371           7,538
    Interest (related party)                             --              --              --                 --           1,294
    Interest (non-cash)                               1,214           1,118           1,332                673           1,791
    Depreciation and amortization                    19,113          15,637          12,062              8,689           4,343
                                               ------------    ------------    ------------       ------------    ------------
Total expenses                                       88,931          67,657          48,913             35,877          23,849
                                               ------------    ------------    ------------       ------------    ------------
Income before minority interest, gain on
     sale of real estate assets and
     extraordinary item                              27,054          28,342          27,416             16,020          (1,297)
  Less minority interest                                179              --              --                 --              --
                                               ------------    ------------    ------------       ------------    ------------
Income before gain on sale of real
     estate assets and  extraordinary item           26,875          28,342          27,416             16,020          (1,297)
                                               ------------    ------------    ------------       ------------    ------------
  Gain on sale of real estate assets                  6,999           2,444              --                 --              --
  Extraordinary item                                     --          (1,403)         (1,952)                --              --
                                               ------------    ------------    ------------       ------------    ------------
Net income                                           33,874          29,383          25,464             16,020          (1,297)
Less preferred dividend requirement                   9,372           9,372           6,534                 --              --
                                               ------------    ------------    ------------       ------------    ------------
Earnings available for common stockholders     $     24,502    $     20,011    $     18,930       $     16,020    $     (1,297)
                                               ============    ============    ============       ============    -===========
Net income per common share                    $       1.51    $       1.23    $       1.17       $       1.24              --
Common dividends paid per share                $       1.81    $       1.74    $       1.64       $       1.43              --
Weighted average common shares outstanding       16,250,118      16,237,646      16,230,429         12,957,175              --
BALANCE SHEET DATA
Real estate assets                             $    875,577    $    798,467    $    661,922       $    506,899    $    208,157
Total assets                                        846,528         774,773         641,936            502,432         208,789
Debt                                                448,774         394,274         250,825            212,093          49,426
Total liabilities                                   456,652         402,561         261,482            215,834          50,870
Minority interest                                    20,600              --              --                 --              --
Stockholders' equity                                369,276         372,212         380,454            286,598         157,919
Common shares outstanding                        16,326,477      16,237,646      16,237,646         16,216,134      10,468,134
Series A preferred shares outstanding             4,165,000       4,165,000       4,165,000                 --              --
OTHER DATA
Cash flows provided (used in):
    Operating activities                       $     45,881    $     39,256    $     41,392       $     22,286    $        842
    Investing activities                            (12,274)       (147,169)       (155,023)          (219,448)        (87,551)
    Financing activities                            (34,474)        105,340         112,544            188,719         101,661
   Funds from Operations (1)                         45,867          43,766          39,329             24,350              --
PROPERTY DATA (2)

    Total properties, end of year                        51              49              43                 38              24
    Total apartment units, end of year               14,796          13,428          11,643              9,819           5,317
    Total apartment units, weighted average          14,278          12,671          10,610              7,416           3,501
    Weighted average monthly rental income
     per apartment Unit (3)                    $        647    $        606    $        570       $        549    $        507
  Communities under development at end of year            1               5             13(4)               9(5)             7


(1) Management considers FFO to be an appropriate measure of the performance of an equity REIT. The National Association of Real Estate Investment Trust ("NAREIT") currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. The Company's definition of FFO also assumes conversion of all convertible securities, including minority interests that are convertible into common equity. The Company believes that in order to facilitate a clear understanding of its consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements included in this Annual Report on Form 10-K. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Furthermore, FFO as disclosed by other REIT's may not be comparable to the Company's calculation.

(2) Excludes communities under development.

(3) Excludes rental income from commercial properties.

(4) Includes the 20-unit expansion at Oasis Cove.

(5) Includes the 156-unit phase II at Oasis Summit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL BACKGROUND

The following discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. The Company became an operating entity on October 22, 1993, when it completed an initial public offering of common stock. In connection with the Initial Offering, the Company acquired 17 properties from the Robert V. Jones, Corp. and other affiliates and acquired 2,023 apartment units.

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

In November 1996, the Company completed a public offering of $150,000,000 of unsecured, fixed rate notes payable which priced in three tranches. The Company borrowed $50,000,000 due November 15, 2001 at a coupon rate of 6.75%, $50,000,000 due November 15, 2003 at a coupon rate of 7.00% and $50,000,000 due
November 15, 2006 at a coupon rate of 7.25%. The net proceeds of the offering were used to retire approximately $53,087,000 in mortgage notes payable and to reduce the outstanding balance on the credit facility.

RESULTS OF OPERATIONS

Increases in the operating results for the periods discussed below are primarily the result of increases in the number of properties owned and operated, as well as a result of increased rental rates. Where applicable, comparisons have been made on a weighted average per unit basis in order to adjust for such changes in the number of units owned. In computing the weighted average per unit amounts, income and expenses of the Commercial Center have been eliminated.

Comparison of year ended December 31, 1997 to year ended December 31, 1996

The weighted average number of apartment units increased by 1,607, or 13%, from 12,671 units in 1996 to 14,278 units in 1997. The increase is primarily the result of the development of 1,576 and 1,234 units during 1997 and the second half of 1996, respectively, as well as the acquisition of 852 units during 1997. This increase was partially offset by the sale of one apartment community with 84 units in August 1997 and three apartment communities comprising 976 units in December 1997. Total apartment units owned at the end of each period were 14,796 and 13,428, respectively.

For the year ended December 31, 1997, net income increased by $4,491,000 as compared to the year ended December 31, 1996. For the year ended December 31, 1997, net income included a gain on sale of real estate assets of $6,999,000 and a deduction for minority interest of $179,000. The gain on sale of real estate assets related primarily to the sale of three apartment communities, Oasis Orchid (280 units), Oasis Terrace (336 units) and Oasis Trails (360 units) in the fourth quarter of 1997. The minority interest represents the separate private ownership of Oasis Martinique (714 units). For the year ended December 31, 1996, net income included an extraordinary charge of $1,403,000 and a gain on sale of real estate assets of $2,444,000. The extraordinary charge for the year ended December 31, 1996 related to the unamortized loan fees and prepayment penalty fees associated with the mortgage notes payable which were repaid with the proceeds from the issuance of $150,000,000 in notes payable in the fourth quarter of 1996. The gain on sale of real estate assets related to the sale of Oasis Star I (44 units) and Oasis Reef (60 units) in the fourth quarter of 1996. When examining income on an income before minority interest, gain on sale of real estate assets and extraordinary charge basis, income for the year ended December 31, 1997 decreased by $1,288,000 as compared to the year ended December 31, 1996. This decrease was due to increases in property operating and maintenance expenses of $5,256,000, general and administrative expenses of $462,000, real estate taxes of $1,016,000, interest expense of $10,968,000, interest (non-cash), which represents amortization of loan fees and costs, of $96,000, and depreciation and amortization of $3,476,000. Offsetting these factors were increases in rental income of $18,748,000, other income of $1,032,000, joint venture investment income of $64,000 and interest income - related party of $142,0000. The increases in revenue and expenses were primarily the result of operating a greater number of apartment units in 1997 as compared to 1996.


Multifamily Communities

The following table presents the operations of the Company's multifamily apartment communities (excluding the commercial properties and corporate general and administrative expenses) for the year ended December 31, 1997, with comparative amounts for 1996:

                                                             YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                            1997       1996     % CHANGE
                                                          ---------- ---------- ----------
                                                               (Dollars in thousands)
      Rental income                                        $110,919    $92,196        20%
      Other income                                            3,736      2,858        31%
                                                          ---------- ---------- ----------

        Total income                                        114,655     95,054        21%
                                                          ---------- ---------- ----------

      Property operating and
        maintenance                                          32,314     27,085        19%
      Real estate taxes                                       6,199      5,189        19%
                                                          ---------- ---------- ----------
        Total property
          operating expenses                                 38,513     32,274        19%
                                                          ---------- ---------- ----------

        Property net operating income, before
          interest expense and depreciation and
          amortization                                       $76,142    $62,780       21%
                                                          ========== ========== ==========


Rental income increased by $18,723,000, or 20%, from $92,196,000 in 1996 to $110,919,000 in 1997. This increase was attributable to an increase in the average monthly income per apartment unit, as well as additional rents received as a result of the acquisition of 852 units and the completion of 1,897 units during 1997. This increase was partially offset by the loss of rents relating to the sale of 1,060 units during 1997. The weighted average monthly rental income per apartment unit was approximately $647 in 1997 compared to $606 in 1996.

Other income (consisting primarily of nonrefundable security deposits, application and cleaning fees, laundry and vending income) increased by $878,000 or 31%, from $2,858,000 in 1996 to $3,736,000 in 1997, primarily due to the operation of additional apartment communities in 1997 as compared to 1996.

Property operating and maintenance expenses increased by $5,229,000, or 19%. On a weighted average per unit, per month basis, these expenses increased by $11, or 6%, from $178 in 1996 to $189 in 1997. These increases are primarily attributable to general increases in utility rates during 1997.

Real estate taxes increased by $1,010,000, or 19%, primarily due to the acquisition and development of additional apartment communities in 1997 and during the second half of 1996. On a weighted average per unit, per month basis, real estate taxes increased by $2, or 6%, from $34 in 1996 to $36 in 1997. This increase is primarily due to the periodic re-assessment of the value of the Company's communities. Nevada law requires the taxing authorities to re-assess approximately twenty percent of all properties each year. Accordingly, each of the Company's properties will be re-assessed for tax purposes approximately once every five years.


"Same Store" Portfolio

The operating performance of the 36 communities and the first phase of one community containing an aggregate of 9,983 apartment units which the Company owned and operated (excluding communities under development) as of January 1, 1996, are summarized as follows

                                                        YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                       1997       1996     % CHANGE
                                                    ----------- ---------------------
                                                         (Dollars in thousands)
Rental income                                          $71,766    $70,130         2%

Other income                                             2,569      2,140        20%
                                                    ----------- ---------------------
    Total income                                        74,335     72,270         3%
                                                    ----------- ---------------------

Property operating and maintenance                      21,303     20,604         3%
Real estate taxes                                        4,267      4,081         5%
                                                    ----------- ---------   ----------
    Total property operating expenses                   25,570     24,685         4%
                                                    ----------- ---------   ----------

    Property net operating income, before
      interest expense and depreciation and
      amortization                                      $48,765    $47,585         2%
                                                    =========== =========   =========

The increase in rental income of $1,636,000, or 2%, was primarily due to an increase in the average rental rates.

Other income increased by $429,000, or 20%, primarily due to an increase in fees unrelated to rent such as nonrefundable security deposits, application and cleaning fees, and late fees. The increase is directly correlated to a greater focus on the collection of termination fees and other related charges.

The increase in property operating and maintenance expenses of $699,000, or 3%, was due to increased repairs and maintenance costs of $227,000, increased marketing costs of $191,000, increased security costs of $165,000, increased utility costs of $152,000 and increased payroll costs of $23,000, which were partially offset by decreases in administrative expenses of $59,000.

Real estate taxes increased by $186,000, or 5%, from $4,081,000 in 1996 to $4,267,000 in 1997, primarily due to the re-assessment of certain communities by the taxing authorities.

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

Multifamily Communities

The following table presents the operations of the Company's multifamily apartment communities (excluding the commercial properties and corporate general and administrative expenses) for the year ended December 31, 1996 with comparative amounts for 1995:

                                                        YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1996      1995     % CHANGE
                                                      --------- ---------- ----------
                                                          (Dollars in
                                                          thousands)

Rental income                                         $ 92,196    $72,595        27%
Other income                                             2,858      2,388        20%
                                                      --------- ---------- ----------

   Total income                                         95,054     74,983        27%
                                                      --------- ---------- ----------

Property operating and                                  27,085     21,356        27%
maintenance
Real estate taxes                                        5,189      4,038        29%
                                                      --------- ---------- ----------
   Total property operating expenses                    32,274     25,394        27%
                                                      --------- ---------- ----------

   Property net operating income, before interest
   expense and depreciation and amortization           $62,780    $49,589        27%
                                                      ========= ========== ==========


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

"Same Store" Portfolio

The operating performance of the 40 communities and the first phase of one community containing an aggregate of 9,819 apartment units which the Company owned and operated (excluding communities under development) as of January 1, 1995, are summarized as follows:


                                                        YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                       1996       1995     % CHANGE
                                                    ----------- ---------------------
                                                         (Dollars in thousands)
Rental income                                          $67,850    $66,194        3%
Other income                                             2,163      2,315       (7%)
                                                    ----------- -----------  -------
    Total income                                        70,013     68,509        2%
                                                    ----------- -----------  -------

Property operating and maintenance                      20,424     19,630         4%
Real estate taxes                                        3,934      3,769         4%
                                                    ----------- -----------  -------
    Total property operating expenses                   24,358     23,399         4%
                                                    ----------- -----------  -------

    Property net operating income, before
    interest expense
      and depreciation and amortization                $45,655    $45,110        1%
                                                    =========== =========   ========


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




LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities increased by $6,625,000 from $39,256,000 in 1996 to $45,881,000 in 1997. This increase is primarily due to an increase in net operating income (income before depreciation and amortization expense, minority interest, gain on sale of real estate assets and extraordinary item), an increase in resident deposits and prepaid rent, as well as a reduction in the decrease of accounts payable and accrued expenses and a reduction in the increase of deferred assets and other costs.

Net cash used in investing activities decreased by $134,895,000, from $147,169,000 in 1996 to $12,274,000 in 1997. During the year ended December 31,
1996, the Company had 15 communities in development (including a 321 unit apartment community being developed as part of a joint venture agreement ("Oasis Denver West")), comprising 4,448 apartment units, of which eight communities comprising 1,889 apartment units were completed during the period. During the year ended December 31, 1997, the Company had eight communities in development (including Oasis Denver West), comprising 2,899 apartment units of which five communities (including Oasis Denver West) comprising 1,897 units were completed during the period. The estimated total investment upon completion of the 1,002 apartment units will be finalized prior to the commencement of construction.

In December 1996, the Company sold Oasis Star I, a 44 unit apartment community, and Oasis Reef, a 60 unit apartment community, both located in Las Vegas, for an aggregated consideration of $6,600,000, resulting in a combined gain of $2,444,000. The cash proceeds to the Company were $5,302,000. Additionally, in connection with the sale of Oasis Reef, the sale agreement provided for a $1,100,000 note receivable which was issued in favor of the Company. The note was paid in full during 1997. During 1997, the Company sold, in separate transactions, Oasis Villas, an 84 unit apartment community, Oasis Orchid, a 280 unit apartment community, Oasis Terrace, a 336 unit apartment community and Oasis Trails, a 360 unit apartment community, all located in Las Vegas, for an aggregate consideration of approximately $60,000,000, resulting in a combined gain of $6,999,000. The cash proceeds to the Company were $58,359,000.

 The Company funds its development activities through a combination of working capital, construction loans and its $200,000,000 credit facility. Advances under the credit facility bear interest, at the Company's election, of either the London Interbank Offered Rate ("LIBOR") plus 1.15% or the prime lending rate, which reflects the interest rate reductions obtained by the Company during 1997. In fourth quarter 1997, the LIBOR-based rate on the credit facility was reduced to LIBOR plus 1.15% from LIBOR plus 1.25%. At December 31, 1997, the Company had available borrowing capacity under the credit facility of $108,544,000.

      Net cash provided by financing activities was $105,340,000 in 1996 compared to net cash used by financing activities of $34,474,000 in 1997, representing a difference of $139,814,000. This difference is primarily a result of the reduction in proceeds from debt.

      At December 31, 1997, the Company had total indebtedness of approximately $448,774,000, which includes $149,808,000 (net of a discount of $192,000) of unsecured fixed rate debt, $133,492,000 of fixed rate mortgage debt, $91,456,000 of credit facility debt and $74,018,000 of fixed rate tax-exempt debt.

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

The following table presents certain information concerning the development and expansion activities of the Company during 1997:


                                                                      COST            PRIMARY SOURCE OF FUNDING
                                                  ESTIMATED         EXPENDED          -------------------------
                                      NUMBER        TOTAL            THROUGH      CONSTRUCTION     WORKING CAPITAL/
                  COMMUNITIES        OF UNITS    INVESTMENT(1)     12/31/97(1)        LOAN         CREDIT FACILITY
                  -----------       ---------    -------------     -----------    ------------     ----------------
                                                            (DOLLARS IN THOUSANDS)
          Completed developments
                 Oasis Bluffs I           450      $  37,670        $  37,670                        $  37,670
                 Oasis Gateway            360         26,634           26,634                           26,634
                 Oasis Lakeway            451         37,883           37,883                           37,883
                 Oasis Pines              315         23,908           23,908                           23,908
                                    ---------      ---------        ---------                        ---------
                                        1,576        126,095          126,095                          126,095

          Current developments:
                 Oasis Interlocken        340         33,000           10,021                           33,000

          Future Developments:
                 Oasis Bluffs II          414               (2)         9,569(3)                         9,569
                 Oasis Harbor II          248               (2)         6,335(3)                         6,335
                                    ---------      ---------        ---------                        ---------
                                          662                          15,904                           15,904

               Subtotal                 2,578        159,095          152,020                          174,999

          Land held for future
           development:
                 Oasis Miramar            352                           4,083(3)                         4,083
                                    ---------                       ---------                        ---------

                    Total               2,930      $ 159,095        $ 156,103                        $ 179,082
                                    =========      =========        =========                        =========

---------

(1) Includes cost of land.

(2) Estimated total investment for these projects is in the process of being finalized.

(3) Represents cost of land and infrastructure.

The following table sets forth certain information with respect to debt at December 31, 1997. As of that date, 9,330 of the Company's operating apartment units and the commercial properties were unencumbered:


                                        ENCUMBERED       NUMBER                   INTEREST            BALANCE
                LENDER                  PROPERTIES      OF UNITS   MATURITY         RATE         DECEMBER 31, 1996
         -------------------         ----------------   --------   --------   ----------------   -----------------
                                                                                                   (DOLLARS IN
                                                                                                    THOUSANDS)
         Credit facility:
           Wells Fargo Bank          Unsecured                      09/98     LIBOR + 1.15%(1)      $ 91,456
                                                                                                    --------
         Notes payable:
           5  year notes payable     Unsecured                      11/01             6.75%           50,000
           7  year notes payable     Unsecured                      11/03             7.00%           50,000
           10 year notes payable     Unsecured                      11/06             7.25%           50,000
                                                                                                    --------
                                                                                                     150,000(2)
          Mortgage notes payable:
           Lutheran Brotherhood      Oasis Club           320       10/98             6.90%            8,940
           Teachers Insurance        Oasis Del Mar        560       12/02             8.46%           21,449
           FNMA-MBS                  Oasis Greens         432       08/01             8.63%           12,000
           FNMA                      Oasis Hills          184       10/03             7.50%            2,599
           FNMA                      Oasis Landing        144       10/03             7.50%            3,920
           Allstate                  Oasis Paradise I     368       04/08             7.10%           15,573
           FNMA-MBS                  Oasis Plaza          300       08/01             8.63%            6,000
           FNMA                      Oasis Rainbow        232       10/03             7.50%            6,309
           FNMA                      Oasis Topaz          270       12/01             9.50%            6,451
           FNMA                      Oasis Vintage I      336       10/03             7.50%           10,819
           Teachers Insurance        Various(3)         1,024       12/05             8.13%           39,432
                                                        -----                                       --------
                                                        4,170                                        133,492
                                                        -----                                       --------
         Tax-exempt bonds:
           Bonds                     Oasis Park           224       01/26             7.29%            7,591(4)
           Bonds                     Oasis Wexford        358       11/25             6.45%           15,827
           Bonds                     Oasis Martinique     714       01/09                  (5)        50,600
                                                        -----                                       --------
                                                        1,296                                         74,018
                                                        -----                                       --------
                  Subtotal                              5,466                                        448,966
                                                        -----                                       --------
         Unamortized discount
         on notes payable                                                                               (192)
                                                                                                    --------
                  Total                                 5,466                                       $448,774
                                                        =====                                       ========


----------



(1) During 1997, the LIBOR-based rate on the credit facility was reduced to LIBOR + 1.15% from LIBOR + 1.25%.

(2) $149,808 net after discount.

(3) Communities collateralized are Oasis Bel Air, Oasis Canyon, Oasis Pointe, and Oasis Centennial.

(4) $1,090 of the outstanding balance is taxable.

(5) The interest rate on the bonds is based upon the seven day tax exempt bond floating rate index plus 125 basis points.

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


   IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

   In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information". These statements shall be effective for financial statements for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of Standards No. 130 and 131 will have a material effect on its financial position or results of operations.


   CALCULATION OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

   The Company considers FFO to be an appropriate measure of the performance of an equity REIT. The National Association of Real Estate Investment Trust ("NAREIT") currently defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. In addition, extraordinary or unusual items along with significant non-recurring events that materially distort the comparative measure of FFO are typically disregarded in its calculation. The Company's definition of FFO also assumes conversion of all convertible securities, including minority interests that are convertible into common equity. The Company believes that in order to facilitate a clear understanding of its consolidated historical operating results, FFO should be examined in conjunction with net income as presented in the consolidated financial statements included in this Annual Report on Form 10-K. FFO should not be considered as an alternative to net income as an indication of the Company's operating performance or to net cash provided by operating activities as a measure of the Company's liquidity. Furthermore, FFO as disclosed by other REIT's may not be comparable to the Company's calculation.

   The following table presents a calculation of FFO and FAD:

                                                       YEAR ENDED
                                                   DECEMBER 31, 1997
                                                  ---------------------
                                                  (Dollars in thousands)
Computation of Funds from Operations:
Income before gain on sale of real estate assets and     $ 26,875
extraordinary item
Add:
     Depreciation on real estate assets                    18,813
Less:
    Preferred dividend requirement                         (9,372)
                                                         --------
         FUNDS FROM OPERATIONS - PRIMARY                   36,316


Add:
    Preferred dividend requirement                          9,372
    Minority interest                                         179
                                                         --------
           FUNDS FROM OPERATIONS - FULLY DILUTED         $ 45,867



Computation of Funds Available for Distribution:
    Funds from Operations - Fully Diluted                $ 45,867
    Add:
       Amortization of deferred financing costs             1,214
       Depreciation of non-real estate                        323
       assets
       Other amortization                                      12
    Less:  Non-revenue generating capital expenditures     (3,250)
                                                         --------

         FUNDS AVAILABLE FOR DISTRIBUTION                $ 44,166
                                                         ========

NOTES TO COMPUTATIONS OF FUNDS FROM OPERATIONS AND FUNDS AVAILABLE FOR DISTRIBUTION

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

OASIS RESIDENTIAL, INC.

By: /s/ Scott S. Ingraham
    -----------------------------------------
        Scott S. Ingraham
        Chief Executive Officer, President and
        Director

       Date: March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                    TITLE                        DATE
           ---------                    -----                        ----
   /s/  ROBERT V. JONES            Chairman of the Board         March 23, 1998
-------------------------------
       Robert V. Jones

   /s/  SCOTT S. INGRAHAM          Chief Executive Officer,      March 23, 1998
-------------------------------    President and Director
       Scott S. Ingraham           (Principal Executive
                                   Officer)


   /s/  ALLAN O. HUNTER, JR.       Executive Vice President,     March 23, 1998
-------------------------------    Chief Operating Officer
       Allan O. Hunter, Jr.        and Director


   /s/  JOHN M. CLAYTON            Senior Vice President and     March 23, 1998
-------------------------------    Chief Financial
        John M. Clayton            Officer (Principal
                                   Financial Officer)

   /s/  MARIANNE K. AGUIAR         Vice President and            March 23, 1998
-------------------------------    Controller (Principal
        Marianne K. Aguiar         Accounting Officer)

   /s/  JOHN M. GALVIN             Director                      March 23, 1998
-------------------------------
        John M. Galvin

   /s/  PETER L. RHEIN             Director                      March 23, 1998
-------------------------------
       Peter L. Rhein

   /s/  ROBERT H. SMITH            Director                      March 23, 1998
-------------------------------
       Robert H. Smith

   /s/ EDWARD R. MULLER            Director                      March 23, 1998
-------------------------------
      Edward R. Muller

                            OASIS RESIDENTIAL, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
OASIS RESIDENTIAL, INC.
  Report of Independent Accountants...................................................   F-2
  Consolidated Balance Sheets at December 31, 1997 and 1996...........................   F-3
  Consolidated Statements of Operations for the Years ended December 31, 1997, 1996
     and 1995.........................................................................   F-4
  Consolidated Statements of Changes in Stockholders' Equity for the Years ended
     December 31, 1997, 1996 and 1995.................................................   F-5
  Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996
     and 1995.........................................................................   F-6
  Notes to the Consolidated Financial Statements......................................   F-7
  Schedule III: Real Estate and Accumulated Depreciation..............................  F-20

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

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Stockholders
Oasis Residential, Inc.


We have audited the accompanying consolidated financial statements and the financial statement schedule of Oasis Residential, Inc. and its subsidiaries (the "Company") as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 as listed on page F-1 of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                           Coopers & Lybrand L.L.P.

San Francisco, California
January 23, 1998, except for Note 15
as to which the date is March 6, 1998.

                            OASIS RESIDENTIAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Real estate assets:
  Land.................................................................  $126,224     $ 93,484
  Buildings and improvements...........................................   674,155      552,500
  Furniture and fixtures...............................................    45,163       39,515
                                                                         --------     --------
                                                                          845,542      685,499
  Less accumulated depreciation........................................    64,899       53,049
                                                                         --------     --------
                                                                          780,643      632,450
  Land held for development............................................     4,083        3,766
  Construction in progress.............................................    25,952      109,202
                                                                         --------     --------
     Net real estate assets............................................   810,678      745,418
Cash and cash equivalents..............................................     2,530        3,397
Restricted cash........................................................     2,964        2,976
Investment in and advances to joint venture............................     8,370        9,574
Notes receivable (Related Party).......................................     8,216           --
Deposits on real estate assets.........................................     2,654        2,000
Deferred costs and other assets (net of accumulated amortization of
  $3,028 and $1,802 at December 31, 1997 and 1996, respectively).......    11,116       11,408
                                                                         --------     --------
     Total assets......................................................  $846,528     $774,773
                                                                         ========     ========
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Debt.................................................................  $448,774     $394,274
  Resident deposits and prepaid rent...................................     3,148        2,066
  Accounts payable and accrued expenses................................     4,730        6,221
                                                                         --------     --------
     Total liabilities.................................................   456,652      402,561
                                                                         --------     --------
Minority Interest......................................................    20,600           --
Commitments and contingencies (Note 16)
Stockholders' equity:
  Preferred stock, $2.25 Series A Cumulative Convertible,
     $.01 par value, liquidation preference of $25 per share,
     15,000,000 shares authorized, 4,165,000 shares issued and
     outstanding at December 31, 1997 and 1996.........................        42           42
  Common stock, $.01 par value, 100,000,000 shares authorized,
     16,326,477 and 16,237,646 shares issued and outstanding at
     December 31, 1997 and 1996, respectively..........................       163          162
  Paid-in capital......................................................   388,876      386,910
  Distributions in excess of accumulated earnings......................   (19,805)     (14,902)
                                                                         --------     --------
     Total stockholders' equity........................................   369,276      372,212
                                                                         --------     --------
     Total liabilities and stockholders' equity........................  $846,528     $774,773
                                                                         ========     ========

                See notes to consolidated financial statements.

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------
                                                             1997           1996           1995
                                                          -----------    -----------    -----------
Revenue:
  Rental income........................................   $   111,591    $    92,843    $    73,249
  Other income.........................................         4,188          3,156          3,080
  Joint venture investment income......................            64             --             --
  Interest income -- related party.....................           142             --             --
                                                          -----------    -----------    -----------
                                                              115,985         95,999         76,329
                                                          -----------    -----------    -----------
Expenses:
  Property operating and maintenance...................        32,482         27,226         21,485
  General and administrative...........................         3,692          3,230          2,645
  Real estate taxes....................................         6,246          5,230          4,079
  Interest.............................................        26,184         15,216          7,310
  Interest (non-cash)..................................         1,214          1,118          1,332
  Depreciation and amortization........................        19,113         15,637         12,062
                                                          -----------    -----------    -----------
                                                               88,931         67,657         48,913
                                                          -----------    -----------    -----------
Income before minority interest, gain on sale of real
  estate assets and extraordinary item.................        27,054         28,342         27,416
Minority interest......................................           179             --             --
                                                          -----------    -----------    -----------
Income before gain on sale of real estate assets and
  extraordinary item...................................        26,875         28,342         27,416
Gain on sale of real estate assets.....................         6,999          2,444             --
                                                          -----------    -----------    -----------
Income before extraordinary item.......................        33,874         30,786         27,416
Extraordinary item.....................................            --         (1,403)        (1,952)
                                                          -----------    -----------    -----------
Net income.............................................        33,874         29,383         25,464
Less preferred dividend requirement....................         9,372          9,372          6,534
                                                          -----------    -----------    -----------
Earnings available for common stockholders.............   $    24,502    $    20,011    $    18,930
                                                          ===========    ===========    ===========
Basic and Diluted Earnings Per Share:
  Earnings available for common stockholders before
     extraordinary item................................   $      1.51    $      1.32    $      1.29
  Less extraordinary item..............................            --           0.09           0.12
                                                          -----------    -----------    -----------
  Earnings available for common stockholders...........   $      1.51    $      1.23    $      1.17
                                                          ===========    ===========    ===========
Weighted average number of common shares outstanding...    16,250,118     16,237,646     16,230,429
                                                          ===========    ===========    ===========

                See notes to consolidated financial statements.

                            OASIS RESIDENTIAL, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                                DISTRIBUTIONS
                                                                                         ----------------------------
                                PREFERRED STOCK          COMMON STOCK                     IN EXCESS
                                $.01 PAR VALUE          $.01 PAR VALUE                       OF             TOTAL
                              -------------------    --------------------     PAID-IN    ACCUMULATED    STOCKHOLDERS'
                                SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL     EARNINGS         EQUITY
                              ----------   ------    -----------   ------    ---------   -----------    -------------
Balance, December 31,
  1994......................          --      --      16,218,134    $162      $287,755    $  (1,319)      $ 286,598
  Shares issued for cash
     (net of issuance
     costs).................   4,165,000    $42               --      --        98,655           --          98,697
  Common stock issued to
     executive officer......          --     --           19,512      --           500           --             500
  Net income................          --     --               --      --            --       25,464          25,464
  Dividends paid:
     Preferred stock........          --     --               --      --            --       (4,191)         (4,191)
     Common stock...........          --     --               --      --            --      (26,614)        (26,614)
                               ---------    ---       ----------    ----      --------    ---------       ---------
Balance, December 31,
  1995......................   4,165,000     42       16,237,646     162       386,910       (6,660)        380,454
  Net income................          --     --               --      --            --       29,383          29,383
  Dividends paid:
     Preferred stock........          --     --               --      --            --       (9,372)         (9,372)
     Common stock...........          --     --               --      --            --      (28,253)        (28,253)
                               ---------    ---       ----------    ----      --------    ---------       ---------
Balance, December 31,
  1996......................   4,165,000     42       16,237,646     162       386,910      (14,902)        372,212
  Net income................          --     --               --      --            --       33,874          33,874
  Dividends paid:
     Preferred stock........          --     --               --      --            --       (9,372)         (9,372)
     Common stock...........          --     --               --      --            --      (29,405)        (29,405)
  Common stock issued to
     executive officer......          --     --           32,877      --           754           --             754
  Dividend Reinvestment Plan
     issuance...............          --     --           55,954       1         1,212           --           1,213
                               ---------    ---       ----------    ----      --------    ---------       ---------
Balance, December 31,
  1997......................   4,165,000    $42       16,326,477    $163      $388,876    $ (19,805)      $ 369,276
                               =========    ===       ==========    ====      ========    =========       =========

                See notes to consolidated financial statements.

                            OASIS RESIDENTIAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1997         1996          1995
                                                           --------     ---------     ---------
Cash flows from operating activities:
  Net income.............................................  $ 33,874     $  29,383     $  25,464
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization.......................    19,113        15,637        12,062
     Amortization of discount on notes payable...........        22             2            --
     Gain on sale of real estate assets..................    (6,999)       (2,444)           --
     Extraordinary item (write-off of unamortized loan
       fees).............................................        --           714         1,952
     Interest (non-cash).................................     1,214         1,118         1,332
     Increase in deferred costs and other assets.........      (934)       (2,784)       (6,334)
     Increase (decrease) in liabilities:
       Resident deposits and prepaid rent................     1,082           378           141
       Accounts payable and accrued expenses.............    (1,491)       (2,748)        6,775
                                                           --------     ---------     ---------
       Net cash provided by operating activities.........    45,881        39,256        41,392
                                                           --------     ---------     ---------
Cash flows from investing activities:
  Purchase of real estate assets.........................   (12,455)           --       (12,686)
  Improvements to real estate assets.....................    (7,737)      (15,241)      (15,954)
  Notes receivable (related party).......................    (8,216)           --            --
  Construction of real estate assets.....................   (42,775)     (125,656)     (126,383)
  Deposits on real estate assets.........................      (654)       (2,000)           --
  Net proceeds from the sale of real estate assets.......    58,359         5,302            --
  Investment in and advances to joint venture............     1,204        (9,574)           --
                                                           --------     ---------     ---------
     Net cash used in investing activities...............   (12,274)     (147,169)     (155,023)
                                                           --------     ---------     ---------
Cash flows from financing activities:
  Proceeds from debt.....................................    66,500       329,284       232,235
  Principal payments on debt.............................   (63,422)     (185,838)     (193,503)
  (Increase) decrease in restricted cash.................        12          (481)        5,420
  Net proceeds from public offerings of stock............        --            --        99,197
  Proceeds from issuance of common stock in connection
     with the dividend reinvestment program..............     1,213            --            --
  Cash dividends paid -- preferred stock.................    (9,372)       (9,372)       (4,191)
  Cash dividends paid -- common stock....................   (29,405)      (28,253)      (26,614)
                                                           --------     ---------     ---------
     Net cash provided by financing activities...........   (34,474)      105,340       112,544
                                                           --------     ---------     ---------
     Net decrease in cash and cash equivalents...........      (867)       (2,573)       (1,087)
Cash and cash equivalents, beginning of year.............     3,397         5,970         7,057
                                                           --------     ---------     ---------
Cash and cash equivalents, end of year...................  $  2,530     $   3,397     $   5,970
                                                           ========     =========     =========
Supplemental information:
  Cash paid during the year for interest.................  $ 30,440     $  23,274     $  15,553
                                                           ========     =========     =========
  Supplemental schedule of non-cash investing and
     financing activities:
     Issuance of common stock to executive officer.......  $    754     $      --     $     500
                                                           ========     =========     =========
     Note receivable in connection with the sale of real
       estate assets.....................................  $     --     $   1,100     $      --
                                                           ========     =========     =========
     Assumption of debt in connection with
       acquisitions......................................  $ 51,400     $      --     $      --
                                                           ========     =========     =========

                See notes to consolidated financial statements.

                            OASIS RESIDENTIAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

 1. ORGANIZATION AND FORMATION OF THE COMPANY

     Oasis Residential, Inc. (the "Company"), which was incorporated in the State of Nevada on March 23, 1993, is a self-administered and self-managed real estate investment trust ("REIT"), engaged in the development, acquisition and operation of predominantly upscale apartment communities in the greater Las Vegas area, Reno and Denver metropolitan areas and Orange County, California. The Company commenced operations as a public company on October 22, 1993 with an initial portfolio of 23 apartment communities comprising 5,215 units and a 30,000 square foot commercial center in Henderson, Nevada in which the Company's headquarters is located. At December 31, 1997, the Company owned and operated 51 apartment communities containing 14,796 apartment units.

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

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation and Financial Statement Presentation:

     The accompanying consolidated financial statements include the accounts of all subsidiaries and partnerships in which a controlling interest is held, including at December 31, 1997, Oasis Martinique, L.L.C. The Company uses the equity method of accounting where its ownership interest is between 20% and 50%.

     All significant intercompany balances and transactions have been eliminated in consolidation.

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

  Restricted Cash:

     Restricted cash balances at December 31, 1997 and 1996 are required under certain debt agreements for property tax and insurance expenses and to secure the payment of certain replacement and capital improvement costs.

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

  Impact of Recently Issued Accounting Standards:

     In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements shall be effective for financial statements for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of Standards No. 130 and 131 will have a material effect on its financial position or results of operations.

 3. INTEREST CAPITALIZED

     Interest costs associated with projects under development aggregating $5,125, $9,350 and $8,499 for the years ended December 31, 1997, 1996 and 1995, respectively, were capitalized.

 4. INVESTMENT IN AND ADVANCES TO JOINT VENTURE

     In April 1995, the Company and Stevinson Partnership, Ltd. ("Stevinson") entered into an operating agreement to form Denver West Apartments, L.L.C., a limited liability company (the "Joint Venture"). Under the terms of the agreement, the Company and Stevinson each have a 50% interest in Oasis Denver West, a 321 unit apartment community located in Denver, Colorado. In November 1996, the Joint Venture finalized the loan agreement with Northwestern Mutual Life Company for the construction and permanent financing of the community in the amount of $15,430 which the Company has guaranteed. The loan bears interest at a rate of 8.30% and matures on August 1, 2007.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company has contributed capital of $4,171 and $3,955 as of December 31, 1997 and 1996, respectively. In addition, the Company has advanced cash to the Joint Venture in the form of a loan. The outstanding balance on the loan was $2,958 and $4,400 as of December 31, 1997 and 1996, respectively. The loan bears interest at the prime lending rate plus 2% (prime rate at December 31, 1997 was 8.50%) and is being repaid from operations. Additionally, the Company has incurred $1,219 of additional costs that are not accounted for at the joint-venture level.

 5. OASIS MARTINIQUE, L.L.C.

     On October 23, 1997, the Company acquired a managing member interest in a limited liability company ("LLC") that owns the 714 unit Oasis Martinique apartment community in Costa Mesa, California. In connection with the acquisition, the LLC issued operating LLC units, convertible on a 1 for 1 basis into 886,022 shares of the Company's common stock. The Company assumed existing tax exempt debt of $51,400 issued by the County of Orange, California. The Company also contributed approximately $1,500 in cash for the transaction and LLC formation costs, thus resulting in a total initial investment to the Company of approximately $73,500. The Company plans to increase its investment in Oasis Martinique by $2,500 to $3,000 in order to fund a capital refurbishment program designed to increase net operating income.

     The minority interest represents the separate private ownership of Oasis Martinique, L.L.C.

     In connection with the LLC transaction, the Company loaned the other two members of the LLC $8,216 collateralized by each member's LLC units. The loans are payable in quarterly installments of interest only and are due December 23, 1998. The interest rate on these loans is set at 9% if the loans are paid in full on or before March 31, 1998. If the loans are not paid in full by March 31, 1998, the interest rate is increased to 15% and will be made effective back to the original issuance date of the loans. Interest income recorded in connection with these loans for the year ended December 31, 1997 was $142.

 6. DEFERRED COSTS AND OTHER ASSETS

     Deferred financing costs which included deferred loan fees and offering costs and which are included in deferred costs and other assets aggregated to $9,360 and $8,327 at December 31, 1997 and 1996, respectively. Accumulated amortization which related to deferred financing costs aggregated to $2,977 and $1,763 at December 31, 1997 and 1996, respectively.

 7. DEBT

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Notes Payable..........................................................  $150,000     $150,000

     In November 1996, the Company completed a public offering of $150,000 of unsecured, fixed rate notes payable which priced in three tranches (the "Notes Payable"). The Company borrowed $50,000 due
November 15, 2001 at a coupon rate of 6.75%, $50,000 due November 15,
2003 at a coupon rate of 7.00% and $50,000 due November 15, 2006 at a coupon rate of 7.25%. The Notes Payable were sold at a discount, and at December 31, 1997 and 1996, the unamortized discount was $192 and $214, respectively.

     The Notes Payable may be redeemed at any time at the option of the Company, in whole or in part, upon payment of certain yield maintenance penalties.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
     The Notes Payable contain certain covenants, the most restrictive of which, requires that the Company may not at any time own Total
Unencumbered Assets, as defined, equal to less than 150% of the aggregate outstanding principal amount of the unsecured indebtedness of the Company on a consolidated basis.
     The net proceeds from the offering were used to retire
approximately $53,087 in Mortgage Notes Payable and to reduce the outstanding balance on the Credit Facility. For the year ended December
31, 1996, the Company recorded an extraordinary charge in the amount of
$1,403 for the remaining unamortized deferred financing costs and prepayment penalties in connection with the retirement of these
Mortgage Notes Payable.
Mortgage Notes Payable.................................................  $133,492     $135,062
     Mortgage Notes Payable were comprised of seven loans at December
31, 1997 and 1996, each of which is collateralized by one or more apartment communities. During 1997, the Company substituted Oasis
Pointe and Oasis Centennial with regards to the Mortgage Notes which were previously collateralized by Oasis Rose and Oasis Trails. No fees were incurred as a result of the substitution. The Mortgage Notes
Payable generally require monthly installments of interest and principal over various terms extending through the year 2008. Interest rates on the Mortgage Notes Payable are fixed, and ranged from 6.90% to
9.50% (weighted average interest rate was 8.00% at December 31, 1997).
     In March 1996, the Company refinanced a $16,000 loan with Allstate
Insurance Company collateralized by the 368 unit Oasis Paradise I apartment community. The new interest rate is 7.10%, a reduction from the previous rate of 9.03%. The loan maturity was extended from April
1996 to April 2008.
     In November 1996, five Mortgage Notes Payable totaling $53,087 were repaid with proceeds from the issuance of the Notes Payable.
Credit Facility........................................................    91,456       85,736
     In 1995, the Company entered into a $150,000 credit facility agreement (the "Credit Facility") with various banks led by Wells Fargo
Bank and retired its two lines of credit that were previously outstanding. In connection with the retirement of the two prior lines of credit, the Company, for the year ended December 31, 1995, recorded an extraordinary charge of $1,952 for the remaining unamortized deferred financing costs and other costs associated with those loans.
Advances under the Credit Facility initially bore an interest rate, at the Company's election, of either the London Interbank Offered Rate
("LIBOR") plus 1.75% or the prime lending rate. During 1996, the Credit
Facility was amended to increase the facility to $200,000 and reduce the LIBOR-based interest rate to LIBOR plus 1.25%. The LIBOR-based interest rate was again reduced to LIBOR plus 1.15% during 1997. At
December 31, 1997, LIBOR ranged from 5.72% to 5.97% for one, three, six and twelve-month indices, and the prime rate was at 8.50%. At December
31, 1997, the weighted average interest rate on borrowings outstanding on the Credit Facility was 7.15%. The credit facility agreement terminates in September 1998.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
     The Credit Facility contains certain covenants, the most
restrictive of which limits the borrowing capacity of the Company to
50% of Gross Asset Value, as defined, and restricts distributions to stockholders to 95% of Funds from Operations, as defined. The Company does not anticipate that these covenants will affect its ability to pay dividends in accordance with the Company's current dividend policy.

Tax-Exempt Bonds.......................................................  $ 74,018     $ 23,690

     In connection with the 1994 acquisition of Oasis Wexford, the Company assumed tax exempt housing bonds in the principal amount of $17,800. The bonds were reissued in November 1995, for $16,235. The bonds are payable in monthly installments of principal and interest.
The interest rate on the tax-exempt bonds is 6.45% and is subject to "reset" on December 1, 2005 based upon market conditions at that time.
The bonds are due on November 1, 2025.

     The Company has $6,660 (Series 1995A) of tax-exempt housing bonds and $1,090 (Series 1995B) of taxable housing bonds collateralized by Oasis Park. The bonds are payable in monthly installments of principal and interest. The interest rate on these bonds is 7.29%. The Series
1995A bonds are due on January 1, 2026 and the Series 1995B bonds are due on July 1, 2006.

     In connection with the 1997 acquisition of Oasis Martinique, the
Company assumed $51,400 of low floater, tax exempt bonds. The bonds are payable in monthly installments of interest only, along with principal payments made in December of each year. The interest rate on the bonds is subject to weekly repricing based upon the seven day tax exempt bond floating rate index plus 125 basis points. At December 31, 1997, the seven day tax exempt bond floating rate index was 3.55%. The bonds are due December 1, 2009.
                                                                         --------     --------
                                                                          448,966      394,488
Less unamortized discount on Notes Payable.............................       192          214
                                                                         --------     --------
          Total........................................................  $448,774     $394,274
                                                                         ========     ========

     Scheduled principal payments on debt, are as follows:

                                    NOTES       MORTGAGE NOTES     CREDIT      TAX- EXEMPT
                                   PAYABLE         PAYABLE         FACILITY      BONDS         TOTAL
                                   --------     --------------     -------     ----------     --------
1998.............................  $     --        $ 10,551        $91,456      $  1,095      $103,102
1999.............................        --           1,745             --         1,220         2,965
2000.............................        --           1,889             --         1,345         3,234
2001.............................    50,000          20,046             --         1,455        71,501
2002.............................        --          27,602             --         1,490        29,092
Thereafter.......................   100,000          71,659             --        67,413       239,072
                                   --------        --------        -------      --------      --------
                                   $150,000        $133,492        $91,456      $ 74,018      $448,966
                                   ========        ========        =======      ========      ========

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     At December 31, 1997 and 1996, management estimates that the carrying amount of debt approximates fair value; however, current estimates of fair value could differ significantly from amounts realized in market exchanges.

 8. STOCKHOLDERS' EQUITY

     In October 1993, the Company completed a public offering of 8,970,000 shares of common stock at a price per share of $21.75. The net proceeds from this offering were approximately $180,000 and were used for the acquisition of communities, the repayment of first and second lien preexisting mortgage indebtedness and for working capital purposes.

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

     In 1995, the Company adopted a Dividend Reinvestment and Share Purchase Plan (the "Plan"). The Company has reserved 1,000,000 shares for issuance under the Plan. The Plan allows stockholders to acquire additional shares of the Company by automatically reinvesting dividends and making voluntary cash payments. For the year ended December 31, 1997, 55,954 shares were issued at an average price of $21.68 (net of a 2% discount). For the year ended December 31, 1996, the Company issued no new common shares to stockholders who elected to participate in this Plan; all shares were purchased in the open market.

     In 1994, the Company entered into an agreement with an executive officer that provided for the Company's acquisition from the executive officer of certain contractual rights to acquire two properties for development in Colorado, Oasis Deerwood and Oasis Denver West. The agreement provided that when each of the two Colorado properties was completed and stabilized, and subject to the properties meeting certain performance criteria, the executive officer would have the right to receive up to approximately $1,000 in the Company's common stock, with approximately $750 applicable to Oasis Deerwood and approximately $250 applicable to Oasis Denver West. During the fourth quarter of 1997, Oasis Deerwood met the required performance criteria and the executive officer received 32,877 shares at a price of $22.94 per share totaling $754. If and when the required performance criteria are met with regards to Oasis Denver West, the executive officer will have the right to receive up to $250 in the Company's common stock. In the event that the executive officer's employment is terminated for cause, the executive officer's rights under the agreement will be forfeited.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     As described in Note 1, the Company has elected to be treated, for federal income tax purposes, as a REIT. As such, the Company is required to distribute annually, in the form of dividends to its common stockholders, at least 95% of its taxable income. In reporting periods where taxable income exceeds net income, stockholders' equity will be reduced by the distributions in excess of net income and will be increased by the excess of net income over distributions in periods where net income exceeds taxable income. For tax reporting purposes, a portion of the common dividends declared during the years ended December 31, 1997 and 1996 represents a return of capital.

     For federal income tax purposes, the following tables, on a per share basis, summarize the taxability of dividends paid in 1997 and 1996:

                                                               COMMON SHARES         PREFERRED SHARES
                                                           ---------------------   ---------------------
              YEAR ENDED DECEMBER 31, 1997                 DIVIDEND   PERCENTAGE   DIVIDEND   PERCENTAGE
---------------------------------------------------------  --------   ----------   --------   ----------
Ordinary income..........................................   $ 1.14         63%      $ 2.25        100%
Capital gain.............................................      .20         11%          --         --
Return of capital........................................      .47         26%          --         --
                                                            ------        ---       ------        ---
                                                            $ 1.81        100%      $ 2.25        100%
                                                            ======        ===       ======        ===

                                                               COMMON SHARES         PREFERRED SHARES
                                                           ---------------------   ---------------------
              YEAR ENDED DECEMBER 31, 1996                 DIVIDEND   PERCENTAGE   DIVIDEND   PERCENTAGE
---------------------------------------------------------  --------   ----------   --------   ----------
Ordinary income..........................................   $ 1.13         65%      $ 2.25        100%
Return of capital........................................     0.61         35%          --         --
                                                            ------        ---       ------        ---
                                                            $ 1.74        100%      $ 2.25        100%
                                                            ======        ===       ======        ===

 9. EARNINGS PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (the "Statement"). In accordance with the provisions of the Statement, basic earnings per share for the years ended December 31, 1997, 1996 and 1995, is computed by dividing income available to common stockholders (income from continuing operations less the preferred stock dividend requirement) by the weighted average number of shares outstanding during the period.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     Additionally, other dilutive potential common shares, are considered when calculating earnings per share on a diluted basis.

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                    BASIC EPS CALCULATION                        1997        1996        1995
--------------------------------------------------------------  -------     -------     -------
Income before extraordinary item..............................  $33,874     $30,786     $27,416
Preferred stock dividend requirement..........................   (9,372)     (9,372)     (6,534)
                                                                -------     -------     -------
Earnings available for common stockholders before
  extraordinary item..........................................   24,502      21,414      20,882
  Extraordinary item..........................................       --      (1,403)     (1,952)
                                                                -------     -------     -------
Earnings available to common stockholders.....................  $24,502     $20,011     $18,930
                                                                =======     =======     =======

                                                                                                WEIGHTED
              DATES OUTSTANDING                SHARES OUTSTANDING     FRACTION OF PERIOD     AVERAGE SHARES
---------------------------------------------  ------------------     ------------------     --------------
January 1 - May 14, 1995.....................      16,218,134               134/365             5,954,055
Issuance of common stock on May 15, 1995.....          19,512
                                                   ----------
May 15 - December 31, 1995...................      16,237,646               231/365            10,276,374
                                                                                               ----------
  Weighted average shares, year ended
     December 31, 1995.......................                                                  16,230,429
                                                                                               ==========
January 1 - December 31, 1996................      16,237,646               365/365            16,237,646
                                                                                               ----------
  Weighted average shares, year ended
     December 31, 1996.......................                                                  16,237,646
                                                                                               ==========
January 1 - June 3, 1997.....................      16,237,646               154/365             6,850,952
Issuance of common stock on June 4, 1997.....             840
                                                   ----------
June 4, 1997 - September 18, 1997............      16,238,486               107/365             4,760,323
Issuance of common stock on September 19,
  1997.......................................             721
                                                   ----------
September 19, 1997 - November 3, 1997........      16,239,207                46/365             2,046,585
Issuance of common stock on November 4,
  1997.......................................          32,877
                                                   ----------
November 4 - November 17, 1997...............      16,272,084                14/365               624,135
Issuance of common stock on November 18,
  1997.......................................          54,393
                                                   ----------
November 18 - December 31, 1997..............      16,326,477                44/365             1,968,123
                                                                                               ----------
  Weighted average shares, year ended
     December 31, 1997.......................                                                  16,250,118
                                                                                               ==========

  Basic EPS

                                                              1997      1996      1995
                                                              -----     -----     -----
        Earnings available for common stockholders before
          extraordinary item................................  $1.51     $1.32     $1.29
        Extraordinary item..................................     --      (.09)     (.12)
                                                              -----     -----     -----
        Earnings available for common stockholders..........  $1.51     $1.23     $1.17
                                                              =====     =====     =====

     For the years ended December 31, 1997, 1996 and 1995, there were no dilutive potential common shares outstanding during the period. Therefore, diluted earnings per share is the same as basic earnings per share.

10. RELATED PARTY TRANSACTIONS

     An affiliated company leased space in one of the commercial properties through May 1995. Related party rental revenue was $30 for the year ended December 31, 1995.

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

11. OPERATING LEASES

     The Company owns two commercial properties; a portion of one building serves as its headquarters. The portion of the commercial properties not used by the Company is leased to tenants under net operating leases with initial terms extending to the year 2008. Future minimum rentals under noncancellable operating leases at both commercial properties, excluding tenant reimbursements of expenses, as of December 31, 1997, are as follows:

            1998......................................................    $  361
            1999......................................................       322
            2000......................................................       186
            2001......................................................       136
            2002......................................................       136
            Thereafter................................................       503
                                                                          ------
            Total.....................................................    $1,644
                                                                          ======

12. STOCK-BASED COMPENSATION PLANS

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

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table shows the activity and balances for each stock option plan:

                                   1993 PLAN                            OUTSIDE
                                       &            OPTION PRICE       DIRECTORS        OPTION PRICE
                                   1995 PLAN         PER SHARE           PLAN            PER SHARE
                                   ---------     ------------------    ---------     ------------------
Balance, December 31, 1994.......    620,000                              15,000
  Options granted................      5,000           $22.50             15,000      $22.625 - $22.875
  Options cancelled..............    (10,000)                             (3,000)
                                   ---------                             -------
Balance, December 31, 1995.......    615,000                              27,000
  Options granted................    351,000      $22.375 - $22.625       12,000           $22.50
  Options cancelled..............    (20,000)                                 --
                                   ---------                             -------
Balance, December 31, 1996.......    946,000                              39,000
  Options granted................    135,000       $23.25 - $23.375       15,000          $23.125
  Options cancelled..............         --                                  --
                                   ---------                             -------
Balance, December 31, 1997.......  1,081,000                              54,000
                                   =========                             =======

     There were no shares available for grant as of December 31, 1997. None of the options granted are contingent upon the attainment of performance goals or subject to other restrictions. As of December 31, 1997, outstanding options to purchase 644,750 shares of common stock were exercisable.

     Additionally, 46,500 non-qualified stock options were issued to an executive officer during 1997. These options were not granted in connection with either the 1993 or 1995 Plan. The options vest ratably over a four year period and were granted at an option price of $23.375 per share. The option price was equal to the market value of the stock on the date of grant. Therefore, the Company did not recognize any compensation expense in connection with the grant of these options.

     The Company applies APB 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced by approximately $423 or $.03 per share for the year ended December 31, 1997, approximately $634 or $0.04 per share for the year ended December 31, 1996, and approximately $123 or $0.01 per share for the year ended December 31, 1995. The estimated fair value of the options granted during 1997 ranged from $1.40 to $2.22 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.3%, volatility of 17.98%, risk free rates of 5.88% to 6.36% and an expected life of four years. The estimated fair value of the options granted during 1996 ranged from $1.43 to $1.45 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.26%, volatility of 16.82%, risk free rates of 4.19% to 5.60% and an expected life of four years. The estimated fair value of the options granted during 1995 ranged from $1.63 to $1.78 per share on the date of grant using the Black-Scholes option pricing model with the following assumptions: dividend yield of 7.26%, volatility of 16.82%, risk free rates of 4.72% to 5.60% and an expected life of four years.

13. EMPLOYEE BENEFITS

     Effective February 1995, the Company adopted an employee investment plan (the "Plan"), under Section 401(k) of the Internal Revenue Code. Employees who are at least 21 years old and who have completed one year of eligibility service may become participants in the Plan. Each participant may make

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

contributions to the Plan through salary deferrals in amounts of at least 1% to a maximum of 15% of the participant's compensation, subject to certain limitations imposed by the Internal Revenue Code. The Company contributes an amount equal to 50% of the first 6% of the participant's compensation contributed. A participant's contribution to the Plan is 100% vested and nonforfeitable. A participant will become vested in 20% of the Company's contributions after one year of service while enrolled in the Plan and increasing by 20% for each additional year of service while enrolled in the Plan.

14. GAIN ON SALE OF REAL ESTATE ASSETS

     During 1997, the Company sold, in separate transactions, Oasis Villas, an 84 unit apartment community, Oasis Orchid, a 280 unit apartment community, Oasis Terrace, a 336 unit apartment community and Oasis Trails, a 360 unit apartment community, all located in Las Vegas, for an aggregate consideration of approximately $60,000 , resulting in a combined gain of $6,999.

15. SUBSEQUENT EVENTS

     On January 20, 1998, the Company declared a quarterly dividend for its Series A Cumulative Convertible Preferred Stock of $0.5625 per share payable on February 16, 1998 to stockholders of record on February 2, 1998. In addition, on January 26, 1998, the Company declared a quarterly dividend of $0.4525 per common share to stockholders of record on February 3, 1998, payable on February 17, 1998.

     On February 27, 1998, the Company sold Oasis StarII, a 24 unit apartment community, for $1,300, with no material gain or loss resulting from the transaction.

     On March 6, 1998, the Company purchased a 421 apartment community in Fullerton, California named Parkside Apartments. The purchase price of approximately $29,000 was funded with cash drawn from the Company's Credit Facility. The Company renamed the community Oasis Parkside.

16. COMMITMENTS AND CONTINGENCIES

     On December 16, 1997, the Company announced the execution of a definitive merger agreement ("the Agreement") between the Company and Camden Property Trust ("Camden"). Under the terms of the agreement, the Company would be merged with and into a wholly-owned subsidiary of Camden, with each share of the Company's common stock being exchanged for 0.759 shares of Camden. The merger is subject to approval by the shareholders of the Company and Camden, which is expected to occur in April 1998. At this time, there can be no assurance given that such approval will be obtained.

     The Company is presently in the development stage on three additional communities (Oasis Bluffs II, Oasis Harbor II and Oasis Interlocken) totaling 1,002 units in its three markets, Las Vegas, Reno and Denver. The estimated total investment for these units will be finalized prior to the commencement of construction.

     In November 1996, the Company entered into an agreement to purchase a 19.8 acre parcel in Mission Viejo, California, subject to the satisfaction of certain entitlement conditions. If the conditions are satisfied and the purchase is completed, the Company intends to build a 380 unit apartment community slated to begin construction in 1998. In accordance with the terms of the agreement, the Company made a deposit in the amount of $2,000 into an escrow account. The payment is fully refundable until the seller completes certain obligations under the agreement and thereafter, is considered nonrefundable but may be applied to reduce the amounts due to the seller at the close of escrow.

     In October 1997, the Company entered into a contract to purchase a 421 unit apartment community in Fullerton, California for approximately $29,000, subject to the satisfaction of certain conditions. In accordance with the terms of the agreement, the Company made a deposit in the amount of $300 in an escrow account. In January 1998, the Company made an additional deposit in the amount of $200 for a total deposit of $500.

     The Company has been contacted by certain regulatory agencies with regards to alleged failures to comply with the "Fair Housing Act" (the "Act") as it pertains to properties constructed for first occupancy after March 31, 1991 (the "Properties"). Currently, the Company is inspecting the Properties to determine the extent of noncompliance and the changes that will be necessitated. It is the Company's intention to make any and all changes and modifications necessary in order to meet the compliance standards of the Act. At this

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

time, the Company is unable to provide an estimate of costs and expenses associated with this matter as the scope and extent of required work has yet to be determined.

     The Company is also party to various legal actions which are incidental to its business. Management believes that these actions will not have a material adverse affect on the financial position or the results of operations of the Company.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended 1997 and 1996 are as follows:

                                                       YEAR ENDED DECEMBER 31, 1997
                                        -----------------------------------------------------------
                                           FIRST          SECOND           THIRD          FOURTH
                                        -----------     -----------     -----------     -----------
Revenue...............................  $    26,824     $    28,071     $    29,619     $    31,471
Income before gain on sale of real
  assets..............................        7,125           7,099           6,163           6,488
Gain on sale of real estate assets....           --              --              --           6,999
Net income............................        7,125           7,099           6,163          13,487
Preferred dividend requirement........        2,343           2,343           2,343           2,343
Earnings available for common
  stockholders........................        4,782           4,756           3,820          11,144
Per share data:
  Income before gain on sale of real
     estate assets and (net of
     preferred dividend
     requirement).....................  $      0.29     $      0.29     $      0.24     $      0.26
     Gain on sale of real estate
       assets.........................           --              --              --            0.43
     Earnings available for common
       stockholders...................         0.29            0.29            0.24            0.69
Weighted average number of common
  shares outstanding..................   16,237,646      16,237,904      16,238,556      16,286,017

                            OASIS RESIDENTIAL, INC.

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEAR ENDED DECEMBER 31, 1996
                                        -----------------------------------------------------------
                                           FIRST          SECOND           THIRD          FOURTH
                                        -----------     -----------     -----------     -----------
Revenue...............................  $    21,752     $    23,207     $    24,875     $    26,165
Income before gain on sale of real
  estate assets and extraordinary
  item................................        6,955           7,057           7,104           7,226
Gain on sale of real estate assets....           --              --              --           2,444
Extraordinary item....................           --              --              --          (1,403)
Net income............................        6,955           7,057           7,104           8,267
Preferred dividend requirement........        2,343           2,343           2,343           2,343
Earnings available for common
  stockholders........................        4,612           4,714           4,761           5,924
Per share data:
  Income before gain on real estate
     assets and extraordinary item
     (net of preferred dividend
     requirement).....................  $      0.28     $      0.29     $      0.29     $      0.60
  Gain on sale of real estate
     assets...........................           --              --              --           (0.15)
  Extraordinary item..................           --              --              --           (0.09)
  Earnings available for common
     stockholders.....................         0.28            0.29            0.29            0.36
Weighted average number of common
  shares outstanding..................   16,237,646      16,237,646      16,237,646      16,237,646

                                  SCHEDULE III

                            OASIS RESIDENTIAL, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                                                                                TOTAL
                                                       INITIAL COST                                            COST(A)
                                            -----------------------------------       COST                   ------------
                                                        BUILDINGS     FURNITURE   SUBSEQUENT TO               BUILDINGS
                             12/31/97                      AND           AND      CONSTRUCTION/                  AND
      PROPERTY NAME        ENCUMBRANCES       LAND     IMPROVEMENT    FIXTURES     ACQUISITION      LAND     IMPROVEMENTS
-------------------------  ------------     --------   ------------   ---------   -------------   --------   ------------
Oasis Bay................                   $  1,321     $  3,342      $   283       $   283      $  1,321     $  3,423
Oasis Bel Air............    $ 11,435(C)       2,206       16,118          549           144         2,206       16,201
Oasis Bluffs.............                      1,294       35,191        1,185            --         1,294       35,191
Oasis Breeze.............                      2,340       11,538          226           995         2,340       12,066
Oasis Canyon.............       7,886(C)       1,724       10,706          359            73         1,724       10,738
Oasis Centennial.........      10,647(C)       2,592        9,803          276           571         2,592       10,177
Oasis Centre.............                        423        1,159           19           327           425        1,471
Oasis Cliffs.............                      1,619        9,730        1,630         1,668         1,619       10,757
Oasis Club...............       8,940          3,177       10,462          751         1,156         3,177       11,262
Oasis Cove(B)............                      1,003        4,068          386           206         1,022        4,108
Oasis Crossings..........                        673        4,426          153             4           673        4,425
Oasis Deerwood...........                      1,868       26,245          472           810         1,868       27,010
Oasis Del Mar............      21,449          4,073       31,439        1,032           157         4,073       31,519
Oasis Emerald............                        579        3,335          533           509           580        3,674
Oasis Gateway............                      2,819       22,874          941            --         2,819       22,874
Oasis Glen...............                      1,120        4,939          112           166         1,120        5,019
Oasis Greens.............      12,000            709       17,077          295         1,858           709       18,012
Oasis Harbor I...........                      2,446       19,137          724            71         2,446       19,202
Oasis Heights............                      1,485        8,761          245           995         1,486        9,236
Oasis Heritage...........                      3,628       26,162          540         5,134         3,628       27,927
Oasis Hills..............       2,599            550        4,469          300           272           550        4,615
Oasis Island.............                        760        4,095          196           186           761        4,069
Oasis Lakeway............                      3,944       32,686        1,253            --         3,944       32,686
Oasis Landing............       3,920            505        5,937          104           392           505        6,108
Oasis Martinique.........      50,600         26,377       45,821        1,862            --        26,377       45,821
Oasis Meadows............                      2,216       21,447          795           151         2,216       21,589
Oasis Mini Storage.......                        304          976            2           157           304        1,089
Oasis Morning............                         42        1,468          135           459            49        1,627
Oasis Nellis
  Commercial.............                        288          576           --            --           288          576
Oasis Palms..............                      1,021        6,586          799           695         1,022        6,840


                           FURNITURE                               DATE OF
                              AND                 ACCUMULATED   CONSTRUCTION/   DEPRECIABLE
      PROPERTY NAME        FIXTURES     TOTAL     DEPRECIATION   ACQUISITION        LIFE
-------------------------  ---------   --------   -----------   -------------   ------------
Oasis Bay................       485       5,229     $ 1,126         8/90          5-40 Years
Oasis Bel Air............       610      19,017         882         12/95         5-40 Years
Oasis Bluffs.............     1,185      37,670         242         9/97          5-40 Years
Oasis Breeze.............       693      15,099       1,388         10/93         5-40 Years
Oasis Canyon.............       400      12,862         759         7/95          5-40 Years
Oasis Centennial.........       473      13,242         647         9/95          5-40 Years
Oasis Centre.............        32       1,928         512         10/89         5-40 Years
Oasis Cliffs.............     2,271      14,647       5,084         7/88          5-40 Years
Oasis Club...............     1,107      15,546       2,998         12/89         5-40 Years
Oasis Cove(B)............       533       5,663       1,119      5/90 & 4/96      5-40 Years
Oasis Crossings..........       158       5,256         140         9/96          5-40 Years
Oasis Deerwood...........       517      29,395         978         9/96          5-40 Years
Oasis Del Mar............     1,109      36,701       1,855         10/95         5-40 Years
Oasis Emerald............       702       4,956       1,643         11/88         5-40 Years
Oasis Gateway............       941      26,634         210         6/97          5-40 Years
Oasis Glen...............       198       6,337         539         7/94          5-40 Years
Oasis Greens.............     1,218      19,939       2,143         10/93         5-40 Years
Oasis Harbor I...........       730      22,378         620         11/96         5-40 Years
Oasis Heights............       764      11,486       1,055         2/94          5-40 Years
Oasis Heritage...........     3,909      35,464       3,098         7/94          5-40 Years
Oasis Hills..............       426       5,591       1,368         6/91          5-40 Years
Oasis Island.............       407       5,237       1,061         6/90          5-40 Years
Oasis Lakeway............     1,253      37,883           1         12/97         5-40 Years
Oasis Landing............       325       6,938         715         10/93         5-40 Years
Oasis Martinique.........     1,862      74,060         329         10/97         5-40 Years
Oasis Meadows............       804      24,609         876         4/96          5-40 Years
Oasis Mini Storage.......        46       1,439          97         7/94          5-40 Years
Oasis Morning............       428       2,104       1,221         1978          5-40 Years
Oasis Nellis
  Commercial.............        --         864          51         7/94          5-40 Years
Oasis Palms..............     1,239       9,101       2,660         9/94          5-40 Years

                                                                                                                TOTAL
                                                       INITIAL COST                                            COST(A)
                                            -----------------------------------       COST                   ------------
                                                        BUILDINGS     FURNITURE   SUBSEQUENT TO               BUILDINGS
                             12/31/97                      AND           AND      CONSTRUCTION/                  AND
      PROPERTY NAME        ENCUMBRANCES       LAND     IMPROVEMENT    FIXTURES     ACQUISITION      LAND     IMPROVEMENTS
-------------------------  ------------     --------   ------------   ---------   -------------   --------   ------------
Oasis Paradise...........      15,573          7,640       27,280          624         1,391         7,843       27,606
Oasis Park...............       7,591          1,217        8,087          224           753         1,217        8,611
Oasis Pearl..............                        585        1,581          224           242           587        1,696
Oasis Pines..............                      2,648       20,437          823            --         2,648       20,437
Oasis Place..............                      2,189        5,950          196           217         2,195        6,024
Oasis Plaza..............       6,000          2,541        6,677          151         2,290         2,541        8,190
Oasis Pointe.............       9,464(C)       2,056       14,273          554            35         2,056       14,305
Oasis Rainbow............       6,309            714        6,245          962           769           714        6,610
Oasis Ridge..............                      1,899        9,869          219           828         1,899       10,074
Oasis Rose...............                      1,943        9,926          453           195         1,964       10,054
Oasis Sands..............                        601        2,417           56            77           601        2,474
Oasis Sea Palms..........                      3,500        7,475          405            --         3,500        7,475
Oasis Springs............                      1,638       11,547          231           919         1,638       11,953
Oasis Star(D)............                        211          312           39           100           212          361
Oasis Suite..............                      1,464        8,470          306           781         1,464        8,637
Oasis Summit.............                      2,275       17,537          479           367         2,352       17,669
Oasis Tiara..............                      4,129       22,086          782           219         4,129       22,259
Oasis Topaz..............       6,451          2,377        6,353          143         3,070         2,377        8,678
Oasis View...............                        341        3,908          316         1,242           341        4,109
Oasis Vinings............                      1,857       11,624          365           415         1,857       11,940
Oasis Vintage............      10,819          2,942       14,237        1,019           280         2,943       14,423
Oasis Vista..............                      2,856       12,930           50         1,048         2,856       13,509
Oasis Wexford............      15,827          2,843       16,111          358           845         2,843       16,616
Oasis Winds..............                      2,309        9,425          152         2,805         2,309       11,133
                             --------       --------     --------      -------       -------      --------     --------
                              207,510        125,881      655,330       25,288        36,327       126,224      674,155
Land held for
  development............                                                                            4,083
                             --------       --------     --------      -------       -------      --------     --------
                              207,510        125,881      655,330       25,288        36,327       130,307      674,155
Construction in
  progress...............
                             --------       --------     --------      -------       -------      --------     --------
                             $207,510       $125,881     $655,330      $25,288       $36,327      $130,307     $674,155
                             ========       ========     ========      =======       =======      ========     ========


                           FURNITURE                               DATE OF
                              AND                 ACCUMULATED   CONSTRUCTION/   DEPRECIABLE
      PROPERTY NAME        FIXTURES     TOTAL     DEPRECIATION   ACQUISITION        LIFE
-------------------------  ---------   --------   -----------   -------------   ------------
Oasis Paradise...........     1,486      36,935       2,966         3/94          5-40 Years
Oasis Park...............       453      10,281         771         9/94          5-40 Years
Oasis Pearl..............       349       2,632         739         7/87          5-40 Years
Oasis Pines..............       823      23,908         190         6/97          5-40 Years
Oasis Place..............       333       8,552         612         7/94          5-40 Years
Oasis Plaza..............       928      11,659       1,069         10/93         5-40 Years
Oasis Pointe.............       557      16,918         722         3/96          5-40 Years
Oasis Rainbow............     1,366       8,690       3,094         11/88         5-40 Years
Oasis Ridge..............       842      12,815       1,270         10/93         5-40 Years
Oasis Rose...............       499      12,517         987         10/94         5-40 Years
Oasis Sands..............        76       3,151         225         9/94          5-40 Years
Oasis Sea Palms..........       405      11,380         119         6/97          5-40 Years
Oasis Springs............       744      14,335       1,181         7/94          5-40 Years
Oasis Star(D)............        89         662         155         6/91          5-40 Years
Oasis Suite..............       920      11,021         944         7/94          5-40 Years
Oasis Summit.............       637      20,658       1,484      7/94 & 7/95      5-40 Years
Oasis Tiara..............       828      27,216         810         9/96          5-40 Years
Oasis Topaz..............       888      11,943       1,092         5/93          5-40 Years
Oasis View...............     1,357       5,807       3,515         1983          5-40 Years
Oasis Vinings............       464      14,261       1,209         12/93         5-40 Years
Oasis Vintage............     1,112      18,478       2,270         1/93          5-40 Years
Oasis Vista..............       519      16,884       1,270         7/94          5-40 Years
Oasis Wexford............       698      20,157       1,384         12/94         5-40 Years
Oasis Winds..............     1,249      14,691       1,274         10/93         5-40 Years
                            -------    --------     -------
                             42,447     842,826      64,769
Land held for
  development............                 4,083
                            -------    --------     -------
                             42,447     846,909      64,769
Construction in
  progress...............                25,952
                            -------    --------     -------
                            $42,447    $872,861     $64,769
                            =======    ========     =======

---------------

(A) The aggregate cost for federal income tax purposes at December 31, 1997 is $864,650.

(B) Initial cost includes the expansion of Oasis Cove totaling 20 units.

(C) Encumbrance represents a portion of the $39,432 Teachers Insurance and Annuity Association loan allocated to the property based upon relative size.

(D) Initial cost was reduced to reflect the sale of 44 units at Oasis Star I.

                              NOTE TO SCHEDULE III

                               DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

 1. RECONCILIATION OF REAL ESTATE AND ACCUMULATED DEPRECIATION:

                                                               1997         1996         1995
                                                             --------     --------     --------
Real estate investments:
  Balance at beginning of year.............................  $687,174     $547,181     $433,450
  Additions................................................   218,664      144,312      113,731
  Dispositions.............................................   (58,929)      (4,319)          --
                                                             --------     --------     --------
  Balance at end of year...................................  $846,909     $687,174     $547,181
                                                             ========     ========     ========
Accumulated depreciation:
  Balance at beginning of year.............................  $ 52,924     $ 38,499     $ 26,605
  Additions................................................    18,778       15,438       11,894
  Dispositions.............................................    (6,933)      (1,013)          --
                                                             --------     --------     --------
  Balance at end of year...................................  $ 64,769     $ 52,924     $ 38,499
                                                             ========     ========     ========

3.1 Third Amended and Restated Articles of Incorporation of Oasis Residential, Inc. (1)

3.2     Fourth Amended and Restated Bylaws of Oasis Residential, Inc. (1)

10.1    Amended and Restated Employment Contract between the Company and Robert
        V. Jones (6)

10.2 First Amendment to Amended and Restated Employment Contract between the Company and Robert V. Jones (6)

10.3    Amended and Restated Employment Contract between the Company and Scott
        S. Ingraham (6)

10.4 First Amendment to Amended and Restated Employment Contract between the Company and Scott S. Ingraham (6)

10.5    Amended and Restated Employment Contract between the Company and Allan
        O. Hunter, Jr. (6)

10.6 First Amendment to Amended and Restated Employment Contract between the Company and Allan O. Hunter (6)

10.7    Amended and Restated Employment Contract between the Company and Walter
        B. Eeds (6)

10.8 First Amendment to Amended and Restated Employment Contract between the Company and Walter B. Eeds (6)

10.9    Noncompetition Agreement between the Company and RVJ (1)

10.10   Stock Option Plan for Outside Directors (l)

10.11   Form of Nonqualified Stock Option Agreement for Outside Directors (l)

10.12   Form of Officers and Directors Indemnification Agreement (l)

10.13 Form of Promissory Note and related documentation between the Company and Lutheran Brotherhood (l)

10.14 Form of Promissory Note and related documentation between the Company and Washington Pacific Financial Group Ltd. (1)

10.15   Multifamily Note in favor of GMAC Mortgage Corporation of
        Pennsylvania(l)

10.16 Amended and Restated Acquisition Agreement between the Company and Walter B. Eeds (3)

10.17 Credit Agreement among the Company, certain lenders, and Wells Fargo Bank, National Association. as Agent dated January 9, 1995 (3)

10.18 Loan Agreement for Oasis Parc between ORI-Colorado, Inc. and Bank One, Arizona, NA dated September 29, 1994 (3)

10.19 Letter of Credit Reimbursement Agreement between ORI-Colorado, Inc. and Bank One, Arizona, NA relating to City of Westminster, Colorado Multifamily Housing Revenue Bonds (Wexford Station A Project) 1985 Series A dated December 1, 1994 (3)

10.20 Loan Agreement between City of Westminster, Colorado and Wexford Venture dated December 1, 1985 (3)

10.21 Amendment to Loan Agreement between City of Westminster, Colorado and ORI-Colorado, Inc. dated December 1, 1994, relating to Oasis Wexford (3)

10.22 Transcript $6,690,000 Adams County, Colorado Multifamily Housing Revenue Refunding Bonds Series 1986A; Sale of Project and Purchase in Lieu of Redemption dated October 3, 1994 (3)

10.23 Promissory Note of ORI-Colorado, Inc. in favor of Eagle Chase, Ltd. dated September 29, 1994 (3)

10.24 Loan Agreement between ORI-Colorado, Inc. and Bank One, Arizona, NA dated September 29, 1994 (3)

10.25 Assignment and Assumption Agreement between Eagle Chase, Ltd. and ORI-Colorado, Inc. (3)

10.26 Assignment and Assumption Agreement by and among U.S. Customs Service, the Company and Robert V. Jones (3)

10.27 Promissory Note for Oasis Terrace between the Company and Bank One, Arizona, NA dated May 11, 1994 (3)

10.28 Promissory Note for Oasis Del Mar between the Company and Bank One, Arizona, NA (3)

10.29 Promissory Note for Oasis Canyon between the Company and Bank One, Arizona, NA (3)

10.30 Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Multifamily Note by and between the Company and Washington Mortgage Group Financial Group, Inc. (3)

10.31 Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Multifamily Note by and between Washington Mortgage Group Financial Group, Inc. and the Company (3)

10.32 Amended and Restated Credit Agreement among the Company, The Lenders Listed Therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York dated as of September 25, 1995 (4)

10.33 Promissory Note of the Company in favor of Wells Fargo Bank dated September 25, 1995 (4)

10.34 Promissory Note of the Company in favor of Morgan Guaranty Trust Company of New York dated September 25, 1995 (4)

10.35 Promissory Note of the Company in favor of Bank One Arizona, N.A. dated September 25, 1995 (4)

10.36 Promissory Note of the Company in favor of Dresdner Bank AG, Los Angeles Agency and Grand Cayman Branch dated September 25, 1995 (4)

10.37 Promissory Note of the Company in favor of Union Bank dated September 25, 1995 (4)

10.38 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, Multifamily Note, Financing Agreement, Indenture of Trust, and Regulatory Agreement by and between BOCC Funding Corporation and the Company dated as of November 1, 1995 (Oasis Wexford) (4)

10.39 Multifamily Deed of Trust, Assignment of Rents and Security Agreement, Multifamily Note, Financing Agreement and Indenture of Trust by and between BOCC Funding Corporation and the Company dated as of December 1, 1995 (Oasis Park) (4)

10.40 Nevada Deed of Trust and Assignment of Rents and Security Agreement and Fixture Filing Statement, Nevada Deed of Trust Note, and Note Agreement by and between Teachers Insurance and Annuity Association of America and Company dated December 29, 1995 (Oasis Bel Air, Oasis Canyon, Oasis Trails, Oasis Rose) (4)

10.41 Nevada Deed of Trust and Assignment of Rents and Security Agreement and Fixture Filing Statement, Nevada Deed of Trust Note, and Letter of Credit Agreement by and between Teachers Insurance and Annuity Association of America and Company dated December 29, 1995 (Oasis Del
        Mar) (4)

10.42 First Modification Agreement to the Amended and Restated Credit Agreement among the Company, The Lenders named therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of February 25, 1996 (5)

10.43 Second Modification Agreement to the Amended and Restated Credit Agreement among the Company, The Lenders named therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of July 25, 1996 (5)

10.44 Third Modification Agreement to the Amended and Restated Credit Agreement among the Company, The Lenders named therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of September 24, 1996 (5)

10.45 Promissory Note of the Company in favor of Wells Fargo Bank dated September 24, 1996 (5)

10.46 Promissory Note of the Company in favor of Morgan Guaranty Trust Company dated September 24, 1996 (5)

10.47 Promissory Note of the Company in favor of Bank One. Arizona, N.A. dated September 24, 1996 (5)

10.48 Promissory Note of the Company in favor of Dresdner Bank AG, New York Brand and Grand Cayman Branch dated September 24, 1996 (5)

10.49 Promissory Note of the Company in favor of Union Bank of California, N.A. dated September 24, 1996 (5)

10.50 Amended and Restated Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing between Oasis Residential, Inc., as Trustor, and Stweart Title of Nevada, as Trustee, and Allstate Life Insurance Company, as Beneficiary, dated March 14, 1996 (Oasis Reef) (6)

10.51 Amended and Restated Mortgage Note with Oasis Residential, Inc. as Maker payable to Allstate Life Insurance Company dated March 14, 1996 (Oasis
        Reef) (6)

10.52 Purchase Agreement between Oasis Residential, Inc. as Seller and Siefert Investments, a Nevada Limited Partnership as Buyer dated December 11, 1996, for sale of Oasis Reef Apartments (6)

10.54 Fourth Modification Agreement to the Amended and Restated Credit Agreement among the Company, The Lenders named therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of December 18, 1996 (7)

10.55 Land Purchase Agreement for Oasis Interlaken by and between Interlocken, Ltd. and ORI-Colorado, Inc. dated December 24, 1996 (7)

10.56 Purchase and Sale Agreement for Oasis Sea Palms by and between Hutton Development Company, Inc. and the Company dated May 19, 1997 (7)

10.57 Fifth Modification Agreement to the Amended and Restated Credit Agreement among the Company, The Lenders named therein, Wells Fargo Bank as Administrative Agent, and Morgan Guaranty Trust Company of New York and Bank One, Arizona, N.A., dated as of September 25, 1997 (8)

10.58 Contribution Agreement dated as of October 23, 1997 by and between the Company, Costa Mesa Partners, LLC, ISCO, IFT Properties, Ltd., Edward Israel and Robert Cohen

10.59 Amended and Restated Limited Liability Company Agreement dated as of October 23, 1997 by and among the Company, ISCO and IFT

10.60 Exchange Rights Agreement dated as of October 23, 1997 by and among the Company, Oasis Martinique, LLC, ISCO and IFT Properties, Ltd.

10.61 Loan and Security Agreement dated as of October 23, 1997 by and among the Company, ISCO, IFT Properties, Ltd., Edward Israel and Robert Cohen

10.62 Agreement and Plan of Merger dated December 16, 1997 by and among Camden Property Trust, Camden Subsidiary II, Inc. and the Company (9)

10.63 Amendment No. 1 to Agreement and Plan of Merger dated as of February 4, 1998, by and among Camden Property Trust, Camden Subsidiary II, Inc. and the Company

21.1    List of Subsidiaries

23.1    Consent of Independent Accountants

27.1    Financial Data Schedule Year Ended December 31, 1997

27.2    Financial Data Schedule Quarterly and Year Ended December 31, 1996

27.3    Financial Data Schedule Quarterly 1997

-------------------------------------------------------------------------------

(1) Incorporated by reference from the Company's Registration Statement on Form S-11, Registration No. 33-67564

(2) Incorporated by reference from the Company's Registration Statement on Form S-11, Registration No. 33-79564

(3) Incorporated by reference from the Company's Form 10-K for the fiscal year ended December 31, 1994

(4) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995

(5) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1996

(6) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

(7) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997

(8) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1997

------------------------------
Scott S. Ingraham
Chief Executive Officer, President and
Director

Date: March 23, 1998

Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                     TITLE                         DATE
             ---------                     -----                         ----


           Robert V. Jones             Chairman of the Board          March 23,1998




          Scott S. Ingraham            Chief Executive Officer,       March 23, 1998
                                       President, and Director
                                       (Principal Executive Officer)



          Allan O. Hunter, Jr.         Executive Vice President,      March 23, 1998
                                       Chief Operating Officer
                                       and Director

          John M. Clayton              Senior Vice President          March 23, 1998
                                       and Chief Financial Officer
                                       (Chief Financial Officer)

          Marianne K. Aguiar           Vice President and             March 23, 1998
                                       Controller (Principal
                                       Accounting Officer)



          John M. Galvin                     Director                 March 23, 1998



          Peter L. Rhein                     Director                 March 23, 1998



          Robert H. Smith                    Director                 March 23, 1998


          Edward R. Muller                   Director                 March 23, 1998
